Form 10-K
period 2022-12-31
Horizon Therapeutics Public Ltd Co
filed 2023-03-01
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant, based upon the $79.76 per share closing sale price of the registrant’s ordinary shares on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), was approximately $18.3 billion. Solely for purposes of this calculation, the registrant’s directors and executive officers and holders of 10% or more of the registrant’s outstanding ordinary shares have been assumed to be affiliates and an aggregate of 1,250,580 ordinary shares held by such persons on June 30, 2022 are not included in this calculation.

As of February 23, 2023, the registrant had outstanding 228,448,024 ordinary shares.

HORIZON THERAPEUTICS PLC

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” — that is, statements related to future, not past, events — as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding the pending transaction with Amgen Inc. announced on December 12, 2022 and the anticipated closing thereof, our future growth, results of operations, business strategy and plans, financial condition, cash flows, performance, development plans and timelines, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. Forward-looking statements generally can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would”, or similar expressions. These statements are based on current expectations and assumptions that are subject to risks and uncertainties inherent in our business, which could cause our actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, without limitation: our and Amgen’s ability to consummate our pending transaction with Amgen in a timely manner, or at all, and the satisfaction (or waiver) of conditions to the consummation of our pending transaction with Amgen, including with respect to required regulatory clearances; potential delays in consummating our pending transaction with Amgen; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of our transaction agreement with Amgen; the effect of the pendency of our transaction with Amgen on our business relationships, operating results and business generally; costs related to our pending transaction with Amgen; the outcome of any government investigations or legal proceedings that may be instituted against us or Amgen or any of our respective directors or officers related to the pending transaction with Amgen; our ability to successfully execute our sales and marketing strategy, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines; our ability to build a sustainable pipeline of new medicine candidates; whether we will be able to realize the expected benefits of strategic transactions, including whether and when such transactions will be accretive to our net income; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for, our medicines from government and third-party payers; the scope and duration of impacts of the COVID-19 pandemic on our ability to consummate our pending transaction with Amgen and on our business, our industry and the economy, including impacts to supply chains and clinical trials; our ability to maintain regulatory approvals for our medicines; our ability to conduct clinical development and obtain regulatory approvals for our medicine candidates, including potential delays in initiating and completing studies and filing for and obtaining regulatory approvals and whether data from clinical studies will support regulatory approval; our need for and ability to obtain additional financing; the accuracy of our estimates regarding future financial results; our ability to successfully execute our strategy to develop or acquire additional medicines or companies, including disruption from any future acquisition or whether any acquired development programs will be successful; our ability to manage our anticipated future growth; the ability of our medicines to compete with alternative therapies, including generic medicines and new medicines that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our medicines and medicine candidates; the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control; our ability to obtain and maintain intellectual property protection for our medicines; our ability to defend our intellectual property rights with respect to our medicines; our ability to operate our business without infringing the intellectual property rights of others; the loss of key commercial or management personnel; regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations; and other risks detailed below in Part I — Item 1A. “Risk Factors”. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report on Form 10-K:

•
Failure to complete, or delays in completing, the pending transaction with Amgen Inc. announced on December 12, 2022 could materially and adversely affect our results of operations and our share price.
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
•
We are subject to ongoing obligations and continued regulatory review by the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, and we may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our medicines.
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

We substantially completed the previously announced wind down of our former inflammation business in the fourth quarter of 2022. As a result, effective in the fourth quarter of 2022, management realigned our reportable segments to reflect changes in the manner in which the chief operating decision maker assesses financial information for decision-making purposes. We transitioned our two reportable segments, the inflammation segment and the orphan segment, to one reportable segment for the year ended December 31, 2022. All prior year amounts have been reclassified to conform to our current reporting structure. Refer to Note 11, Segment and Other Information, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details.

On December 12, 2022, we announced that we had entered into a transaction agreement with Amgen Inc., or Amgen, and Pillartree Limited, or Pillartree, a wholly owned subsidiary of Amgen. The transaction agreement provides for the acquisition of Horizon by Pillartree subject to the terms and conditions of the transaction agreement. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the transaction agreement and the effective time of the transaction. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Amgen’s consent, including: (i) acquiring businesses and disposing of significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness; and (v) repurchasing outstanding ordinary shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements. The following discussions assume that the transaction is not consummated and we continue to operate as an independent entity. For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report on Form 10-K.

Our Strategy

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

We have made tremendous progress since our beginnings as a public company in 2011, when we had two on-market medicines and total net sales of $6.9 million. With 2022 total net sales of $3.6 billion, we now have a portfolio of 12 on-market medicines with three key growth drivers, a growing pipeline of more than 20 programs and a strong financial position that gives us the capacity to support future pipeline expansion opportunities.

We have achieved our transformation into an innovation-driven global biotechnology company through our strong strategic execution and by leveraging the three elements we believe set Horizon apart: (i) our excellence in commercial execution; (ii) our proven and disciplined business development strategy; and (iii) our strong clinical development capability. Our excellence in commercial execution has accelerated our growth trajectory and allowed us to pursue maximizing the potential of our medicines. Through our strong in-house business development capability, we acquire and license medicines focused on opportunities for which we believe we are uniquely positioned to drive value. We leverage our deep collective drug development experience and agile approach to continually explore new ways for patients to benefit from our existing medicines and develop new medicines.

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

Impact of COVID-19

The COVID-19 pandemic had a negative impact on our operations and net sales during 2022, including due to the emergence of new variants of the virus and resulting disruptions in healthcare operations and employee absences among our commercial team. During the first half of 2022, the omicron variant resulted in significant employee absences in our commercial organization due to illness and also impacted operations at sites of care that infuse our medicines and patient access to and willingness to visit healthcare providers. These events resulted in lower new patient enrollment forms, delays in new patients starting infusions and disruptions in therapy. In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic.

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

We are continuing to actively monitor the possible impacts from the COVID-19 pandemic, including the emergence of new variants of the virus such as omicron subvariants, and may take further actions to alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of patients, healthcare providers and our employees. There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic. This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook represents our estimate based on the information available as of the date of this Annual Report on Form 10-K.

For further information on the impact of COVID-19 pandemic, refer to “Risk Factors”, included in Item 1A of this Annual Report on Form 10-K.

Our Medicines

We believe our medicines address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases and provide significant advantages over existing therapies.

As of December 31, 2022, our commercial portfolio consisted of the following medicines:

Medicine	Indication	2022 Net Sales (in millions)	Marketing Rights

TEPEZZA®	Thyroid eye disease	$1,965.7	Worldwide
KRYSTEXXA®	Chronic refractory gout (“uncontrolled gout”)	$716.2	Worldwide
RAVICTI	Urea cycle disorders	$325.6	North America (1)
PROCYSBI®	Nephropathic cystinosis	$210.0	United States and certain other countries (2)
UPLIZNA®	Neuromyelitis optica spectrum disorder	$154.6	Worldwide, except certain countries in Asia (3)
ACTIMMUNE®	Chronic granulomatous disease and severe, malignant osteopetrosis	$126.1	United States, Canada and Japan (4)
PENNSAID 2%®	Pain of osteoarthritis of the knee(s)	$73.8	United States
RAYOS®	Rheumatoid arthritis, polymyalgia rheumatic, systemic lupus erythematosus and multiple other indications	$41.9	North America (5)
BUPHENYL	Urea cycle disorders	$7.3	North America (6)
DUEXIS®	Signs and symptoms of osteoarthritis and rheumatoid arthritis	$4.9	Worldwide
VIMOVO®	Signs and symptoms of osteoarthritis, rheumatoid arthritis and ankylosing spondylitis	$1.8	United States
QUINSAIR™	Treatment of chronic pulmonary infections due to Pseudomonas aeruginosa in cystic fibrosis patients	$1.1	Canada and certain other countries (7)
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
(3)
Our strategic partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, has rights to develop and commercialize UPLIZNA for neuromyelitis optica spectrum disorder, or NMOSD, as well as other potential future indications in Japan and certain other countries in Asia. UPLIZNA was launched in Japan during the second quarter of 2021. In addition, Hansoh Pharmaceutical Group Company Limited, or Hansoh, has rights to develop and commercialize UPLIZNA for NMOSD as well as other potential future indications in China. The launch of UPLIZNA in China began in the first quarter of 2023.
(4)
ACTIMMUNE is known as IMUKIN outside the United States, Canada and Japan. In July 2018, we sold the rights to IMUKIN in all territories outside of the United States, Canada and Japan to Clinigen Group plc.

(5)
Outside the United States, RAYOS is sold and marketed as LODOTRA®. Effective January 2019, we amended our license and supply agreements with Jagotec AG and Skyepharma AG, which are affiliates of Vectura Group plc, or Vectura. Under these amendments, our rights to LODOTRA in Europe were transferred to Vectura.
(6)
BUPHENYL is known as AMMONAPS outside of North America and Japan. In December 2018 and October 2020, we sold our rights to develop and commercialize BUPHENYL outside of North America to Immedica. We have retained the rights to BUPHENYL in North America.
(7)
We market QUINSAIR in Canada. We also have marketing rights for QUINSAIR in the United States, Latin America and Asia. We have not received regulatory approval to market QUINSAIR in the United States.

For further information on our total revenues by medicine in each of the years ended December 31, 2022, 2021 and 2020, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report on Form 10-K.

TEPEZZA

TEPEZZA (teprotumumab-trbw) is a fully human monoclonal antibody and a targeted inhibitor of the insulin-like growth factor-1 receptor, or IGF-1R, that is the first and only FDA-approved medicine for the treatment of thyroid eye disease, or TED. TED is a serious, progressive and vision-threatening rare autoimmune condition. While TED often occurs in people living with hyperthyroidism or Graves’ disease, it is a distinct disease that is caused by autoantibodies activating an IGF-1R-mediated signaling complex on cells within the retro-orbital space. This leads to a cascade of negative effects, which may cause long-term, irreversible eye damage. As TED progresses, it causes serious damage – including proptosis (eye bulging), strabismus (misalignment of the eyes) and diplopia (double vision) – and in some cases can lead to blindness. Historically, patients have had to live with TED until the inflammation subsides, after which they are often left with permanent and vision-impairing consequences and may require multiple surgeries that do not completely return the patient to their pre-disease state.

Our comprehensive commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA. We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity and the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA, including through the expansion of our TEPEZZA commercial team and targeting ophthalmologists and endocrinologists; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; (v) pursuing more timely access to TEPEZZA for TED patients; (vi) conducting our Phase 4 clinical trial to inform the use TEPEZZA in chronic/low clinical activity score, or CAS, TED; and (vii) pursuing a global expansion strategy to build a global presence in targeted international markets to support the applications for potential approvals and full-scale commercial launches of TEPEZZA in Japan, Brazil, Europe and other international markets over the next several years.

To advance the continued strong growth and adoption of TEPEZZA, we are continuing to invest in significant expansion efforts in multiple areas: our commercial and field-based organization for TEPEZZA; our marketing initiatives; our long-term supply capacity; and our efforts to expand outside the United States. Due to the wind down of our former inflammation business during 2022, we redeployed a portion of our inflammation commercial team to support our TEPEZZA expansion.

With the U.S. launch of TEPEZZA in 2020 and the demonstrated benefit to U.S. patients with TED, we are pursuing a global expansion strategy to bring TEPEZZA to patients with TED in other parts of the world. Japan is one of the countries in which we are expanding and, in November 2022, we completed enrollment of a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan. We initiated our build-out of infrastructure in Brazil to support potential approvals and commercial launches of TEPEZZA for TED. In October 2022, we announced that we submitted a regulatory filing to the Brazil National Health Surveillance Agency (ANVISA) for teprotumumab. In addition, since 2020, we have initiated commercial sales of teprotumumab via the Named Patient Program in other countries within Europe and Asia.

As the only FDA-approved medication for the treatment of TED, TEPEZZA has no direct approved competition. We believe that the results of the TEPEZZA Phase 3 and Phase 2 clinical trials present a significantly high hurdle for potential competitors, given that potentially competitive medicines would be expected to demonstrate similar or greater efficacy and safety in the treatment of TED. In addition, we have biologic reference product exclusivity in the United States covering TEPEZZA that will expire in 2032. Further, the complexity of manufacturing TEPEZZA could pose a barrier to potential biosimilar competition.

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them potential significant side effects, their off-label use could reduce or delay treatment with TEPEZZA among the addressable patient population. Viridian Therapeutics, Inc., or Viridian, is pursuing development of three anti-IGF-1R monoclonal antibodies for TED (VRDN-001, VRDN-002 and VRDN-003). In August 2022, Viridian announced positive initial clinical data from the first cohort, 10mg/kg, of the ongoing Phase 1/2 clinical trial for an IGF-1R monoclonal antibody VRDN-001, in patients with TED. On November 14, 2022 and January 8, 2023, Viridian announced positive data for their second and third cohorts, 20mg/kg and 3mg/kg, respectively, of the ongoing Phase 1/2 trial showing improvements in signs and symptoms of TED after two infusions. In addition, in the fourth quarter of 2022, Viridian enrolled the first patient in its THRIVE Phase 3 trial of VRDN-001 with active TED. Viridian has also initiated a Phase 2 trial with a subcutaneous version of VRDN-002 in the fourth quarter of 2022. Viridian announced plans to file an investigational new drug, or IND, application for VRDN-003 in the second quarter of 2023 and subsequently begin a Phase 1 trial in healthy volunteers. In addition, Sling Therapeutics, Inc. is conducting a Phase 2b study of an oral IGF-1R for the treatment of moderate-to-severe TED and Novartis AG is conducting a Phase 3 trial of Cosentyx®(secukinumab, interleukin-17A inhibitor) in moderate-to-severe TED. Immunovant Inc., or Immunovant, initiated two Phase 3 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy, in the fourth quarter of 2022. Immunovant also began patient recruitment in the Phase 3 trial of batoclimab (FcRni). On January 5, 2023, Acelyrin, Inc., or Acelyrin, announced the acquisition of ValenzaBio Inc, or ValenzaBio. Previously, ValenzaBio received IND clearance and subsequently had begun a Phase 1 trial in the first half of 2022 with VB421, an anti-IGF-1R monoclonal antibody designed for subcutaneous use. In January 2023, Acelyrin also initiated a Phase 1/2 trial in active TED. Argenx SE announced a registrational trial of efgartigimod for the treatment of TED.

KRYSTEXXA

A PEGylated uric acid specific enzyme (uricase), KRYSTEXXA (pegloticase injection) is the first and only FDA-approved medicine for the treatment of uncontrolled gout. Uncontrolled gout occurs in patients who have failed to normalize serum uric acid, or sUA, and whose signs and symptoms are inadequately controlled with conventional therapies, such as xanthine oxidase inhibitors, or XOIs, at the maximum medically appropriate dose, or for whom these drugs are contraindicated.

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

We are focused on optimizing and maximizing the benefit the medicine offers for patients as well as driving toward its peak U.S. net sales potential. Our growth strategy for KRYSTEXXA includes: (i) supporting the use of KRYSTEXXA with methotrexate following the approval of our supplemental biologics license application, or sBLA, in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate; (ii) increasing uptake by rheumatologists; and (iii) accelerating uptake of the medicine by nephrologists.

In 2019, we added a separate group of sales representatives to call exclusively on nephrologists. Due to the wind down of our former inflammation business during 2022, we redeployed a portion of our inflammation commercial team to support our KRYSTEXXA expansion. We believe KRYSTEXXA offers a solution to a clinical need experienced by many nephrologists in dealing with uncontrolled gout patients with CKD.

As the only FDA-approved medication for the treatment of uncontrolled gout, KRYSTEXXA faces limited direct competition. We believe that the complexity of manufacturing KRYSTEXXA provides a barrier to potential biosimilar competition. However, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 clinical program of a candidate for the treatment of chronic refractory gout. In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate. In August 2022, Selecta announced the completion of enrollment for both DISSOLVE trials, the two clinical studies of the Phase 3 DISSOLVE development program of SEL-212 for chronic refractory gout. Selecta has announced that the topline Phase 3 DISSOLVE results will be available in the first quarter of 2023. SEL-212 is a combination of Selecta’s ImmTOR immune tolerance platform and a therapeutic uricase enzyme (pegadricase).

RAVICTI

RAVICTI (glycerol phenylbutyrate) is indicated for use as a nitrogen-binding agent for chronic management of adult and pediatric patients (beginning at birth) with urea cycle disorders, or UCDs, that cannot be managed by dietary protein restriction and/or amino acid supplementation alone. UCDs are rare, life-threatening genetic disorders. RAVICTI must be used with dietary protein restriction and, in some cases, dietary supplements (for example, essential amino acids, arginine, citrulline or protein-free calorie supplements).

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

RAVICTI competes with older-generation nitrogen scavenger medicines. In the United States, RAVICTI competes with all forms of sodium phenylbutyrate, including BUPHENYL. RAVICTI has advantages over older-generation medicines leading to better patient adherence and compliance rates, such as its better tolerability for patients. It is ingested by mouth, requires little preparation and has little taste and lower sodium content than other nitrogen scavenger medications. RAVICTI could face competition from a few alternative medicine and treatment options that have been recently approved or are in development, including Pheburane®, a taste-masked formulation of sodium phenylbutyrate for which Medunik USA received approval from the FDA in June 2022, a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., OlpruvaTM, a taste-masked formulation of sodium phenylbutyrate for which ACER Therapeutics Inc. received approval from the FDA in December 2022, an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc.

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

PROCYSBI

PROCYSBI (cysteamine bitartrate) is indicated for nephropathic cystinosis, or NC, a rare lysosomal storage disorder that results in the amino acid cystine accumulating inside the lysosomes of nearly every cell. Cystine accumulation results in the formation of crystals that lead to cell damage and death in tissues and organs throughout the body. PROCYSBI delayed-release capsules and delayed-release oral granules is the first and only FDA-approved treatment for NC with 12-hour dosing. PROCYSBI uses proprietary technology that releases cysteamine gradually, providing 12-hour continuous cystine control in adults and children 1 year of age and older. PROCYSBI granules, also called “microbeads,” are composed of cysteamine bitartrate surrounded by an acid-resistant enteric coating. To work properly, PROCYSBI microbeads must dissolve and release cysteamine bitartrate in the small intestine. The coating on the microbeads helps to control where and how medicine is released by allowing the cysteamine bitartrate to pass through the acidic stomach to the alkaline environment of the small intestine. Once in the small intestine, the coating begins to dissolve and the microbeads release cysteamine bitartrate gradually. This allows PROCYSBI to control cystine levels continuously over the dosing interval. Randomized controlled clinical trials and extended treatment with PROCYSBI therapy demonstrated consistent cystine depletion as monitored by levels of the biomarker (and surrogate marker), white blood cell cystine concentration.

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

PROCYSBI faces competition from Cystagon® for the treatment of cystinosis. Cystagon, an immediate-release cysteamine bitartrate capsule, is an older-generation systemic cystine-depleting therapy for cystinosis in the United States marketed by Mylan N.V., and by Orphan Europe SARL in markets outside of the United States. Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis. We believe that PROCYSBI will continue to be well received in the market and continue to expect Cystagon to be the primary competitor for PROCYSBI for the foreseeable future.

Our strategy for PROCYSBI is to drive conversion of patients from older-generation immediate-release capsules of cysteamine bitartrate; to increase the uptake of the medicine by diagnosed but untreated patients; to position PROCYSBI as a first line of therapy; and to increase compliance rates.

UPLIZNA

UPLIZNA (inebilizumab-cdon) is an anti-CD19 humanized monoclonal antibody that depletes B cells, including the pathogenic cells that produce autoantibodies. In some autoimmune diseases, autoantibodies secreted by plasmablasts and plasma cells attack native tissues as opposed to foreign pathogens. UPLIZNA depletes these plasmablasts that may produce pathogenic autoantibodies. UPLIZNA was approved for the treatment of adults with AQP4-IgG+ NMOSD by the FDA in June 2020, by the Japanese Ministry of Health, Labour and Welfare in March 2021, by China’s National Medical Products Administration in March 2022, by the European Commission in April 2022 and by the Brazil National Health Surveillance Agency (ANVISA) in December 2022.

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

In Japan, our strategic partner, MTPC has the rights to develop and commercialize UPLIZNA. In March 2021, MTPC received manufacturing and marketing approval for UPLIZNA in Japan. UPLIZNA was launched in Japan during the second quarter of 2021. Furthermore, in April 2022, the European Commission issued a legally binding decision based on the favorable recommendation of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, to grant a Marketing Authorization for UPLIZNA for the treatment of adult patients with NMOSD in the European Union, or EU. We are continuing to invest in our European infrastructure to support the European launch of UPLIZNA for NMOSD, which began in Germany and Austria; and in France under an early access program, in the third quarter of 2022. We are also preparing for the planned commercial launch of UPLIZNA in Italy and Spain in 2023. Hansoh has rights to develop and commercialize UPLIZNA for NMOSD as well as other potential future indications in China. In March 2022, Hansoh received notice that UPLIZNA was approved by China’s National Medical Products Administration for the treatment of adults with NMOSD. The launch of UPLIZNA in China began in the first quarter of 2023. In addition, we continue to build-out our infrastructure in Brazil to support the planned commercial launch of UPLIZNA for NMOSD in 2023.

UPLIZNA is the only approved NMOSD therapy in the United States that has demonstrated a clinically relevant and durable effect on delaying worsening of disability, with a significant reduction in hospitalization. Long-term UPLIZNA treatment has been shown to be well tolerated and provide a sustained reduction in NMOSD attack risk for four or more years. UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, and satralizumab, marketed as EnspryngTM by Genentech/Chugai Pharmaceuticals Co., Ltd., a subsidiary of F. Hoffmann-La Roche Ltd., each for the treatment of patients with NMOSD. In addition, AstraZeneca announced positive primary endpoint results from its Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition. Ultomiris is currently under regulatory review in both the United States and EU with potential approval in the first half of 2023. UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019. Other novel treatments are under development for NMOSD, including Phase 3 candidates being developed by Beijing Mabworks Biotech Co. Ltd. and RemeGen Co. Ltd., and Phase 2 candidates, including a candidate being developed by Chord Therapeutics SA/Merck KGaA.

With respect to our strategy for UPLIZNA, which leverages the successful strategies we have employed with TEPEZZA and KRYSTEXXA, our aim is to (i) increase physician awareness of the benefits of UPLIZNA for the treatment of NMOSD, and what differentiates UPLIZNA from other medicines by generating additional trial data analyses and clinical evidence; (ii) drive patient initiation and adherence, and cultivate a positive patient experience; and (iii) maximize the potential of UPLIZNA through additional indications and global expansion, including potential approvals and commercial launches of UPLIZNA in additional markets in the coming years.

ACTIMMUNE

ACTIMMUNE (interferon gamma-1b) is indicated for chronic granulomatous disease, or CGD, and severe, malignant osteopetrosis, or SMO. It is a biologically manufactured protein called interferon gamma-1b that is similar to a protein the human body makes naturally. Interferon gamma helps prevent infection in CGD patients and enhances osteoclast function in SMO patients. ACTIMMUNE is the only medicine approved by the FDA to reduce the frequency and severity of serious infections associated with CGD and for delaying disease progression in patients with SMO. ACTIMMUNE is believed to work by modifying the cellular function of various cells, including those in the immune system and those that help form bones.

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

ACTIMMUNE currently faces limited competition. There are additional or alternative approaches used to treat patients with CGD and SMO, including the increasing trend towards the potentially curative treatment of bone marrow transplants in patients with CGD, however, there are currently no FDA approved medicines indicated for CGD and SMO on the market that compete directly with ACTIMMUNE.

Our strategy for ACTIMMUNE is to increase awareness and diagnosis of CGD; to drive utilization of ACTIMMUNE prophylaxis in newly diagnosed CGD patients as recommended in current treatment guidelines; encourage use of ACTIMMUNE in CGD patients prior to bone marrow transplant and in symptomatic carriers of x-linked CGD; and increase compliance rates overall.

BUPHENYL

BUPHENYL (sodium phenylbutyrate) tablets and BUPHENYL powder are made from granules that contain sodium phenylbutyrate as the active (chemically synthesized) ingredient and microcrystalline cellulose as a diluent.

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

QUINSAIR

QUINSAIR (levofloxacin) is a formulation of the antibiotic drug levofloxacin, suitable for inhalation via a nebulizer and indicated for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adult patients with cystic fibrosis, or CF. CF is a rare, life-threatening genetic disease affecting approximately 70,000 people worldwide, and results in build-up of abnormally thick secretions that can cause chronic lung infections and progressive lung damage in many patients that eventually leads to death.

INFLAMMATION MEDICINES

Our portfolio also includes medicines that treat inflammatory diseases. PENNSAID 2% (diclofenac sodium topical solution) is indicated for the treatment of pain of osteoarthritis, or OA, of the knee(s). OA is a type of arthritis that is caused by the breakdown and eventual loss of the cartilage of one or more joints. RAYOS (prednisone) is a corticosteroid indicated for the treatment of multiple conditions: rheumatoid arthritis, or RA; ankylosing spondylitis, or AS; polymyalgia rheumatica; systemic lupus erythematosus; and a number of other conditions. DUEXIS (ibuprofen/famotidine) is indicated for the relief of signs and symptoms of RA and OA and to decrease the risk of developing upper-gastrointestinal ulcers in patients who are taking ibuprofen for these indications. RA is a chronic disease that causes pain, stiffness and swelling, primarily in the joints. VIMOVO (naproxen/esomeprazole magnesium) is indicated for the relief of signs and symptoms of OA, RA and AS, and to decrease the risk of developing gastric ulcers in patients at risk of developing nonsteroidal anti-inflammatory drug-associated gastric ulcers. At present, PENNSAID 2%, DUEXIS and VIMOVO face generic competition in the United States and we are expecting a generic version of RAYOS to enter the market in 2023.

In the fourth quarter of 2022, we substantially completed our planned wind down of our former inflammation business, including active promotion efforts and associated HorizonCares support. As a result, we expect sales of our inflammation medicines to be immaterial on a go-forward basis.

Research and Development

Our R&D programs include preclinical and clinical development of new medicine candidates, as well as development programs intended to maximize the benefit and value of our existing medicines. We devote significant resources to R&D activities that address critical unmet medical needs for people impacted by rare, autoimmune and severe inflammatory diseases. Our pipeline includes more than 20 programs. We announced the initiation of five clinical trials in 2022 and expect to initiate several more in 2023, including a planned Phase 3 program for dazodalibep in Sjögren’s syndrome. In January 2023, we announced the initiation of our daxdilimab discoid lupus erythematosus, or DLE, Phase 2 trial. The graphic below summarizes our R&D programs ranging from preclinical to Phase 3 as of March 1, 2023.

(1) Planned programs; not yet initiated. (2) External collaboration.

We also have three Phase 4 programs: TEPEZZA chronic/low CAS TED, KRYSTEXXA shorter infusion duration and KRYSTEXXA monthly dosing.

UPLIZNA Clinical Programs

UPLIZNA is an anti-CD19 humanized monoclonal antibody that depletes B cells, including the pathogenic cells that produce autoantibodies. UPLIZNA is approved by the FDA and the European Commission for the treatment of NMOSD. We are currently evaluating UPLIZNA in two additional indications: myasthenia gravis (a Phase 3 randomized, placebo-controlled clinical trial) and IgG4-related disease (a Phase 3 randomized, placebo-controlled clinical trial).

Daxdilimab Clinical Programs

Daxdilimab is an anti-ILT7 human monoclonal antibody that depletes certain dendritic cells. Depleting these cells may interrupt the cycle of inflammation that causes tissue damage in diseases such as lupus and a variety of other autoimmune conditions. We are currently evaluating daxdilimab in two Phase 2 randomized, placebo-controlled clinical trials in systemic lupus erythematosus and DLE. We also have a Phase 2 open-label trial underway to evaluate daxdilimab in patients with alopecia areata. We expect to initiate two Phase 2 clinical trials in additional potential indications, lupus nephritis and dermatomyositis/anti-synthetase inflammatory myositis, in 2023.

Dazodalibep Clinical Programs

Dazodalibep is a CD40 ligand antagonist that blocks T-cell interaction with CD40-expressing B cells, disrupting the overactivation of the CD40 ligand co-stimulatory pathway. We are evaluating dazodalibep in several autoimmune diseases associated with the overactivation of this pathway. In September 2022 and January 2023, we announced positive top-line results of our Phase 2 randomized, placebo-controlled clinical trial in Sjögren’s syndrome: both study populations met the primary endpoints and dazodalibep was well-tolerated. Based on the positive outcome of this trial, we plan to initiate a Phase 3 program in 2023. We also completed a Phase 2 randomized, placebo-controlled clinical trial that established proof of concept in rheumatoid arthritis in May 2022. We expect to initiate a Phase 2 clinical trial evaluating dazodalibep in focal segmental glomerulosclerosis in 2023.

HZN-825 Clinical Programs

HZN-825 is an oral selective LPAR1 antagonist that prevents gene activation and has demonstrated antifibrotic activity. HZN-825 is in Phase 2 development for diffuse cutaneous systemic sclerosis and idiopathic pulmonary fibrosis.

ADX-914 Clinical Programs (collaboration with Q32 Bio Inc.)

ADX-914 is a fully human anti-IL-7Rα antibody that re-regulates adaptive immune function by blocking signaling mediated by both IL-7 and TSLP. ADX-914 is part of our global collaboration and option agreement with Q32 Bio Inc. for the treatment of autoimmune diseases, which we entered into in August 2022. We announced the initiation of a Phase 2 trial to evaluate ADX-914 in atopic dermatitis in October 2022, and we expect an additional Phase 2 trial in a second autoimmune disease to be initiated in 2023. We have an option to acquire ADX-914 exercisable through a period following completion of the Phase 2 trials; until then, Q32 is operationally responsible for the conduct of all program-related activities.

TEPEZZA Clinical Programs

TEPEZZA is an IGF-1R antagonist monoclonal antibody. It is the first and only medicine approved by the FDA for the treatment of TED. Two TEPEZZA clinical programs are underway: OPTIC-J, a Phase 3 randomized, placebo-controlled clinical trial for the treatment of moderate-to-severe active TED patients in Japan and a Phase 1 pharmacokinetic clinical trial for subcutaneous administration of TEPEZZA. Enrollment in OPTIC-J was completed in November 2022. We expect to initiate a Phase 3 clinical trial in chronic/low CAS TED in Japan in 2023.

HZN-1116 Autoimmune Disease Program

HZN-1116 is a human monoclonal antibody designed to neutralize the FLT3-ligand, thereby reducing both conventional and plasmacytoid dendritic cells that play a key role in driving inflammatory processes. We are currently evaluating HZN-1116 in a Phase 1 clinical trial for autoimmune diseases.

HZN-457 Gout Program (collaboration with Arrowhead Pharmaceuticals, Inc.)

HZN-457 is a small interfering RNA (siRNA) candidate designed to treat gout by silencing liver xanthine dehydrogenase. The development of HZN-457 is part of our global collaboration and license agreement with Arrowhead Pharmaceuticals, Inc. HZN-457 is aimed at addressing the unmet need for the more than 500,000 gout patients who do not respond to the current standard of conventional care and are not good candidates for KRYSTEXXA. We initiated a Phase 1 randomized, placebo-controlled trial in December 2022 to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of HZN-457.

Preclinical Programs

Our preclinical program with HemoShear Therapeutics, LLC is exploring the potential for a novel therapeutic to address the unmet need of gout patients unresponsive to conventional treatments or KRYSTEXXA. Our preclinical program with Alpine Immune Sciences, Inc. is focused on developing novel protein-based therapies for autoimmune and inflammatory diseases. We are leveraging external collaborations for these programs, using the specialized technologies of our collaboration partners in combination with our internal expertise.

Phase 4 TEPEZZA and KRYSTEXXA Programs

Our ongoing TEPEZZA Phase 4 randomized, placebo-controlled clinical trial in chronic/low CAS TED is designed to better inform physicians and payers on the safety and efficacy of TEPEZZA in TED patients with a low CAS. We completed enrollment in this trial in September 2022 and expect topline results to be available in the second quarter of 2023.

We are exploring the potential to improve the patient experience with two Phase 4 KRYSTEXXA open-label clinical trials currently underway. Both involve the co-administration of KRYSTEXXA plus the immunomodulator methotrexate. One trial is evaluating a shorter-infusion duration, and the other, our monthly dosing trial, is evaluating less frequent infusions.

An important development in 2022 was the approval by the FDA of our sBLA to expand the KRYSTEXXA label to include co-administration with methotrexate. The approval was based on six- and twelve-month results from our MIRROR randomized controlled trial completed in 2021, which demonstrated significant improvements in response rate and sustained patient response of KRYSTEXXA with methotrexate compared to KRYSTEXXA with placebo, as well as a significant reduction in infusion reactions.

Distribution

We use a regulatory compliant third-party logistics organization for storage and distribution of our medicines into the supply chain. Our third-party logistics provider specializes in the healthcare industry with operations that include warehousing and transportation services that can be scaled and customized to our needs based on market conditions and the demands and delivery service requirements for our medicines and materials. Their services eliminate the need to build dedicated internal infrastructures that would be difficult to scale without significant capital investment. Our third-party logistics provider warehouses all medicines in controlled regulatory compliant facilities. Incoming orders are prepared and shipped through an order entry system to ensure adequate supply and delivery of our medicines.

Sales and Marketing

As of December 31, 2022, our sales force was composed of approximately 380 sales representatives. Due to the impact of the at-risk launch of generic PENNSAID 2% and the wind down of our former inflammation business during 2022, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansions.

Our sales representatives focus on marketing our rare disease medicines to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases, metabolic disorders, rheumatology, nephrology, ophthalmology and endocrinology, to help them understand the potential benefits of our medicines. We have entered into, and may continue to enter into, agreements with third parties to commercialize our medicines outside the United States.

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

Manufacturing, Commercial, Supply and License Agreements

We have agreements with third parties for active pharmaceutical ingredients, or APIs, biological drug substance and drug product, manufacture of our medicines, formulation and development services. We also have agreements for fill, finish and packaging services, transportation, and distribution and logistics services for certain medicines. In all cases, we retain certain levels of safety stock or maintain alternate supply relationships that we can utilize without undue disruption of our manufacturing processes if a third party fails to perform its contractual obligations.

In July 2021, we purchased a drug product biologics manufacturing facility in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers. We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect the first medicine manufactured for commercial use at the facility to be approved for release in the second half of 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. Based on our current operating plan, we do not anticipate making significant investments in building a drug substance biologics manufacturing facility during 2023.

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

Patheon Italy Agreement

In October 2018, we entered into a master manufacturing services agreement with Patheon Pharmaceuticals, Inc., or Patheon. Pursuant to the agreement, in June 2020, we entered into a product agreement, which was amended in October 2021, for the manufacture and supply of TEPEZZA drug product in Italy. Pursuant to the master manufacturing services agreement and the amended product agreement, or, collectively, the Patheon manufacturing agreement, we must provide Patheon a monthly rolling forecast of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. The Patheon manufacturing agreement has a term that runs until October 2026, and automatically renews for successive three-year terms unless terminated by either party at least two years in advance. The agreement may be terminated earlier by either party for a material breach by the other party, if not cured within a specified period of time, or upon the other party’s insolvency.

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

We have an API supply agreement, as amended, with Cambrex Profarmaco Milano, or Cambrex, related to PROCYSBI API. The Cambrex supply agreement has a term that runs until November 30, 2024, and which renews for successive two-year terms if not terminated at least one year in advance. We have a manufacturing services agreement with Patheon for the manufacture and supply of PROCYSBI capsules and granules. The agreement has a term that runs until December 31, 2025, and which automatically renews for successive two-year terms if not terminated at least eighteen months in advance. In addition, we have separate agreement with another third-party contract manufacturer for the packaging of PROCYSBI granules.

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

OTHER MEDICINES

PENNSAID 2% is manufactured on a contract basis by a third party. We purchase API for RAYOS from a contract manufacturer. In addition, we have contracted with two separate third-party manufacturers for the production of RAYOS tablets and for the packaging and assembling of RAYOS. BUPHENYL API is manufactured on a contract basis by a third party and final manufacturing, testing and packaging of the medicine is provided by another third party. The two APIs for DUEXIS are manufactured on a contract basis by two separate third parties. The final packaged form of DUEXIS is provided on a contract basis from an additional third party. The two APIs for VIMOVO are manufactured on a contract basis by two separate third parties. The final packaged form of VIMOVO is provided on a contract basis from an additional third party. QUINSAIR drug product, its API, levofloxacin hemihydrate, and the Zirela nebulizer device are all manufactured on a contract basis by three separate third parties.

Intellectual Property

Our objective is to aggressively patent the technology, inventions and improvements that we consider important to the development of our business. We have a portfolio of patents and applications based on our R&D, clinical and pharmacokinetic/pharmacodynamic modeling discoveries, and our novel formulations. We intend to continue filing patent applications seeking intellectual property protection as we generate discoveries from R&D, anticipated formulation refinements, new methods of manufacturing and clinical trial results. The intellectual property with respect to certain of our medicines is set forth below. At present, PENNSAID 2%, DUEXIS and VIMOVO face generic competition in the United States and we are expecting a generic version of RAYOS to enter the market in 2023.

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

TEPEZZA

We are either a licensee or owner of U.S. and foreign patents and applications covering TEPEZZA. If not otherwise invalidated, those patents expire between July 2024 and April 2039. We continue to prosecute and pursue patent protection to obtain additional patent coverage on TEPEZZA and its uses. Additionally, we have a biologic exclusivity in the United States covering TEPEZZA that will expire in 2032.

KRYSTEXXA

We have licenses to U.S. and foreign patents and applications covering KRYSTEXXA. If not otherwise invalidated, those patents expire between July 2023 and June 2030. We continue to prosecute and pursue patent protection to obtain additional patent coverage on KRYSTEXXA and its uses.

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

PROCYSBI received marketing authorization in September 2013 from the European Commission for marketing in the EU. PROCYSBI received ten years of market exclusivity, through 2023, as an orphan drug in the EU, European Economic Area, or EEA, and the United Kingdom, or UK.

In the United States, PROCYSBI received seven years of market exclusivity, until December 22, 2024, for patients one year of age to less than two years of age as an orphan drug. During December 2017, the FDA awarded pediatric exclusivity to PROCYSBI in the United States, which adds an additional six-month exclusivity period to the end of certain orphan exclusivity periods and patent terms covering PROCYSBI. Under our settlement and license agreement with Lupin, Lupin may enter the market on March 31, 2030, or earlier in certain circumstances.

UPLIZNA

We have U.S. and foreign patents and applications and licenses to U.S. and foreign patents and applications covering UPLIZNA. If not otherwise invalidated, those patents expire between 2026 and 2030. We continue to prosecute and pursue patent protection to obtain additional patent coverage on UPLIZNA and its uses. Additionally, we have biologic exclusivity in the United States covering UPLIZNA that will expire in 2032 and a patent term extension petition pending that if granted, will result in a later patent expiration in 2034.

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

Refer to Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details on our legal proceedings relating to intellectual property matters.

Third-Party Coverage and Reimbursement

In both U.S. and foreign markets, our ability to commercialize our medicines successfully depends in significant part on the availability of coverage and adequate reimbursement to healthcare providers from third-party payers, including, in the United States, government payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third-party payers are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. This is especially true in markets where over-the-counter and generic options exist. Even if coverage is made available by a third-party payer, the reimbursement rates paid for covered medicines might not be adequate. For example, third-party payers may use tiered coverage and may adversely affect demand for our medicines by not covering our medicines or by placing them in a more expensive formulary tier relative to competitive medicines (where patients have to pay relatively more out of pocket than for medicines in a lower tier). In addition, we are continuing to see a shift away from co-pay accumulators and an increase in co-pay maximizers putting higher out of pocket costs on the patient. We cannot be certain that our medicines will be covered by third-party payers or that such coverage, where available, will be adequate, or that our medicines will successfully be placed on the list of drugs covered by particular health plan formularies. Many states in the United States have also created preferred drug lists for use in their Medicaid programs and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. The industry competition to be included on such formularies and preferred drug lists often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug on their formularies or otherwise restrict patient assistance to a branded drug when a less costly generic equivalent or other therapeutic alternative is available. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any medicine to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct pharmacoeconomic studies to demonstrate the cost effectiveness of our medicines for formulary coverage and reimbursement. Even with studies, our medicines may be considered less safe, less effective or less cost-effective than competitive medicines, and third-party payers may not provide coverage and adequate reimbursement for our medicines or our medicine candidates. These pricing and reimbursement pressures may create negative perceptions to any medicine price increases, or limit the amount we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations. Where coverage and reimbursement are not adequate, physicians may limit how much or under what circumstances they will prescribe or administer such medicines, and patients may decline to purchase them. This, in turn, could affect our ability to successfully commercialize our medicines and impact our profitability, results of operations, financial condition, and future success.

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

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in foreign countries impose extensive requirements upon the non-clinical and clinical development, pre-market approval, manufacture, labeling, marketing, promotion, pricing, import, export, storage and distribution of medicines. These agencies and other regulatory authorities regulate R&D activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, recordkeeping, distribution, advertising and promotion of drugs and biologics. Failure to comply with applicable FDA or comparable foreign regulatory authority requirements may result in warning letters, fines, civil or criminal penalties, additional reporting obligations and/or authority oversight, suspension or delays in clinical development, recall or seizure of medicines, partial or total suspension of production, suspension, variation or withdrawal of marketing approval or withdrawal of a medicine from the market.

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

In the EU, approval must be obtained from the competent authorities of EU Member States before clinical trials are commenced. In addition, medicinal products may only be marketed if a marketing authorization has been obtained from the competent regulatory authorities. The related process is described below.

Clinical Trials in the United States. For purposes of NDA or BLA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

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

Clinical Trials in the EU. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Certain preclinical (also termed “non-clinical”) data is required in order to enable clinical trials to be used for a marketing authorization application. The requisite amount of preclinical data enables the design of a clinical trial, from Phase 1 (first-in-human clinical trials) through to Phases 2 and 3, which are quality, safety and efficacy studies. During all phases of clinical development, national competent authorities of EU Member States and other comparable regulatory authorities require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations governing clinical trials, including the Good Clinical Practice Directive 2005/28. It is recommended that studies also be conducted in accordance with all applicable EMA, European Commission and national guidelines. Specific GCP guidelines from the European Commission apply to clinical trials of advanced therapy medicinal products, or ATMPs. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from competent authorities of EU Member States in which the sponsor intends on carrying out clinical trials, and a positive opinion from an independent Ethics Committee. The CTR, which is directly applicable in all EU Member States, introduces an application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System, or CTIS. Since January 31, 2023, the use of CTIS has become mandatory for all clinical trial sponsors submitting initial applications for the approval of their clinical trials in the EU. The CTR also establishes a single set of documents to be prepared and submitted for the application including, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation; as well as new reporting procedures for clinical trial sponsors.

A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Assessment of Part I is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all the concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Each concerned Member State will issue a single decision on the authorization of the clinical trial including input from the national competent authority and Ethics Committee. Individual EU Member States, therefore, retain the power to authorize the conduct of clinical trials in their territory.

The CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure.

The extent to which on-going clinical trials, for which an application for approval was submitted in accordance with the Clinical Trials Directive 2001/20 before January 31, 2023, will be governed by the CTR will depend on the duration of the individual clinical trial. If a clinical trial continues for more than three years after January 31, 2022, the CTR will begin to apply to the clinical trial after expiry of this three-year period. The Regulation will apply to clinical trials from an earlier date if the clinical trial has already transitioned to the CTR framework.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

During the development of a medicinal product, the EMA and national competent authorities of EU Member States provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs.

EU Review and Approval Process. To obtain a Marketing Authorization, or MA, for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EU Member States. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralized Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA is valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfills an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

EU Data and Marketing Exclusivity. The EU also provides opportunities for market exclusivity. Upon receiving an MA in the EU, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological products.

EU Pediatric Development. In the EU, Regulation (EC) No 1901/2006 provides that all marketing authorization applications for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

For other countries outside of the EU, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

In the EU, Regulation (EC) No 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a medicine can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition. Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication in all EU Member States, which means that the EMA cannot accept another marketing authorization application, or grant a marketing authorization, or accept an application to extend for a similar product for the same indication for a period of ten years. The period of market exclusivity is extendable to twelve years for medicinal products that have complied with an agreed pediatric investigation plan pursuant to Regulation 1901/2006. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the regulatory exclusivity period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this medicine is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. A company may voluntarily remove a product from the register of orphan products. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Following Brexit there is no pre-market orphan designation for products in the UK. Orphan designation in the UK is based on the prevalence of the condition in Great Britain. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for reviewing applications for orphan designation at the time of the marketing authorization application (for further details on the impact the UK leaving the EU has and will have, see the section entitled ‘The Impact of Brexit’ below).

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

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU. Enforcement of advertising and promotional requirements relating to medicinal products is managed by the competent authorities of EU Member States.

The Impact of Brexit. The withdrawal of the UK from the EU (commonly referred to as “Brexit”) took effect on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A Trade and Cooperation Agreement, or the TCA, that outlines the trading relationship between the UK and the EU was agreed in December 2020, entered into force provisionally on January 1, 2021, and has been permanently applicable since May 1, 2021. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. Since a significant portion of the regulatory framework in the UK applicable to our business and our products is derived from EU directives and regulations, Brexit has materially impacted the regulatory regime in the UK with respect to the development, manufacture, importation, approval and commercialization of our products. The regulatory changes that are a result of Brexit may also materially impact upon the development, manufacture, importation, approval and commercialization of our products in the EU, should any development or manufacture of these products take place in the UK. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the TCA, the EU and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

With respect to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain an MA to market products in the UK. Until December 31, 2023, MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization. From January 1, 2024, a new international recognition process, which will have regard to decisions made by the EMA and certain other regulatory bodies, is anticipated to be in place. The MHRA has also established its own decentralized or mutual recognition procedures which enable marketing authorizations approved in EU Member States through decentralized and mutual recognition procedures to be recognized in the UK or Great Britain. Since Brexit, the MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for marketing authorizations in the UK, Great Britain and Northern Ireland and a rolling review process for marketing authorization applications (rather than a consolidated full dossier submission). It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials and marketing authorization is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill published in late 2022 which is intended to remove all EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK.

The data exclusivity periods in the UK are currently in line with those in the EU, but the TCA provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future.

Unlike in the EU, orphan designation in Great Britain following Brexit is no longer available prior to grant of marketing authorization. Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan medicinal product designation or essentially identical to those in the EU but based on the prevalence of the condition in Great Britain rather than the EU. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the EU will be designated as such in Great Britain.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU’s General Data Protection Regulation, or EU GDPR, and the UK’s GDPR, or UK GDPR, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA has been dubbed the first “EU GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households (including health information). The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia enacted the Virginia Consumer Data Protection Act, Colorado enacted the Colorado Privacy Act, Connecticut enacted the Connecticut Data Privacy Act, and Utah enacted the Utah Consumer Privacy Act, all of which take effect in 2023.

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

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of EU Member States, national sunshine rules and regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in administrative penalties, fines or imprisonment, reputational risk and public reprimands.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU Member States have increased the amount of discounts that pharmaceutical companies are required to offer. These efforts could continue as countries attempt to manage healthcare expenditures. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products onto national markets. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices.

Penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities in the United States or foreign countries could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. If we or our operations are found to be in violation of any of the state, federal, national or supranational laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, or comparable foreign programs, additional reporting requirements and/or oversight and the curtailment or restructuring of our operations. To the extent that any medicine we make is sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. We maintain a comprehensive healthcare corporate compliance program. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks and risks of regulatory non-compliance cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

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

In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. The current administration has made efforts to bolster enrollment in the ACA. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, increasing in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Additionally, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA and the IRA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA’s many different provisions affecting the health system, the IRA, the pharmaceutical sector and our business. We continue to evaluate the effect that such challenges and measures would have on our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute will remain in effect through 2031, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Following the resumption of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The FDA also finalized guidance for manufacturers to obtain an additional National Drug Code for an FDA-approved drug as part of a process to provide a manufacturer a means to import its drugs that were originally intended to be marketed in and authorized for sale in a foreign country.

Also at the federal level, recent administrations have used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In the order, the President directed the Federal Trade Commission to ban “pay for delay” patent settlement agreements, and to identify and address any efforts that impede generic or biosimilar competition. The executive order also directed the FDA to continue to work with states and Indian Tribes to develop importation programs in accordance with Section 804 of the FDCA and FDA regulations. The order directed the U.S. Department of Health and Human Services, or HHS, to increase support for generic and biosimilar drugs by improving standards for the interchangeability of biologic products, supporting biosimilar adoption by increasing education, and facilitating the approval of biosimilars by updating and clarifying existing requirements and procedures related to biologics licensing. Finally, the executive order directs HHS to submit a report detailing a comprehensive plan within 45 days to fight high prescription drug prices and reduce the amount that the federal government pays for drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. These principles are government drug price negotiations, promoting increased competition including changes to supply chains and promoting biosimilars and generics and supporting public and private research. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA directs the HHS Secretary to establish a Drug Price Negotiation Program, or Program, to lower prices for certain high-expenditure, single-source prescription drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least seven years for prescription drugs and at least 11 years for biologics. Under the Program, the HHS Secretary will publish a list of “selected drugs,” and will then negotiate maximum fair prices with their manufacturers. The Program will be implemented in stages. Beginning in 2026, 10 Medicare Part D “selected drugs” will be subject to price negotiations. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Medicare Part B and Part D. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

Moreover, in the EEA some countries require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025.

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

Irish Restrictions on Import and Export of Capital

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

Employees and Human Capital

As of December 31, 2022, we had approximately 2,115 full-time employees. Of our employees as of December 31, 2022, approximately 660 were engaged in development, regulatory and manufacturing activities, approximately 1,005 were engaged in sales and marketing and approximately 450 were engaged in administration, including business development, finance, legal, information systems, facilities and human resources. We consider our employee relations to be good. We are committed to strict policies and procedures to maintain a safe work environment. The health and safety of our employees, customers and communities are of primary concern.

Horizon is a perennially award-winning company that has been recognized more than 65 times since 2015 for its workplace and culture. These awards are based on a combination of independent employee feedback and self-reported company data.

Our human capital management objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. In addition to competitive base salaries, we offer competitive benefits to attract, retain and reward employees and also, through the granting of share-based and cash-based compensation awards, to secure and retain the services of our employees and provide long-term incentives that align the interests of employees with the interests of our shareholders. See “Focus on Employee Benefits” for additional information.

To help us measure and enhance our employees’ overall engagement and satisfaction with working at Horizon and to determine areas for improvement, we continuously seek their feedback and suggestions through periodic “pulse” surveys. In 2022, we conducted multiple pulse surveys to gain feedback on key topics such as well-being, growth and development, manager effectiveness and employee engagement. Participation in the surveys is high, with rates typically averaging above 90% for our annual surveys – and the results, based on sentiment indication, generally exceed top-quartile industry benchmarks. The favorable results indicate to us that our employees are highly motivated to go above and beyond, that they are highly engaged and that they intend to remain at Horizon, an important consideration given the highly competitive nature of our industry. We attribute some of the successful results of our surveys to the fact that we act on much of the feedback we receive from our employees.

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

We continuously strive to maintain an engaged workforce that is ready to serve patients and healthcare providers. To that end, employee development is central to how we improve every day. All our employees are encouraged to participate in “Growing Your Career at Horizon,” a series of learning events focused on providing guidance around leadership development. Recently – and to support continuous improvement on key culture initiatives – these events have focused on such topics as “inclusive conversations,” “strategic mindset” and “managing ambiguity.” Additionally, all our employees have unlimited and seamless access to myriad online learning resources. These resources are valuable tools that empower employees to further their professional development while contributing to the growth of our company.

As employees progress in their careers, additional opportunities become available to them, including robust programs intended to grow early career professionals, people managers and future enterprise leaders.

Focus on Employee Benefits

At the center of our employee experience is how we reward our employees for the impact they create. Our competitive benefits include annual equity and cash incentive plans, retirement benefits and an employee share purchase plan. In addition, we absorb most of the costs for employee medical insurance plans. We also offer a wide variety of benefits that support working families. This includes our parental and caregiver programs. As part of these programs, all caregivers have flexible paid options to care for the needs of their families. These benefits are paid at 100 percent salary. For employees pursuing adoption or surrogacy as a path to parenthood, we offer competitive reimbursement for costs associated with the legal adoption of a child or expenses incurred when using a surrogate.

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

Our Commitment to Inclusion and Diversity

We are committed to maintaining a workplace free of discrimination, harassment, intimidation or inappropriate conduct based on sex/gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation and/or any other category protected by law. We also provide equal opportunity in employment to all employees and applicants. Equal opportunity rights are applicable to recruitment, hiring, employment and employment-related decisions. In 2020, we introduced RiSE, a strategic program to further embed inclusion, diversity, equity and allyship into the organization. Through RiSE, over 20 volunteer employee leaders work together, leading nine diverse working groups, to enhance and promote our approach to inclusive recruitment, professional development, community involvement, culturally responsive benefits, patient equity and building the overall organizational inclusive culture.

Our commitment to inclusion, diversity, equity and allyship is evidenced from the top down. Our chief executive officer, or CEO, Timothy P. Walbert, was one of the first signatories to the CEO Action for Diversity & Inclusion pledge. Our top leaders have gone through in-depth assessments to determine their inclusive leadership capabilities, with coaching available for leaders who want to enhance their skillsets in these areas.

We continued to demonstrate gender and ethnicity pay equity, according to a second study conducted in 2021 by a leading third-party compensation consulting firm. The study was a follow-on study to a 2019 study that found no pay discrepancy among men, women and those of different ethnic backgrounds. Both studies analyzed employee demographic and pay data and showed that we provide equal pay for equal work, regardless of gender or ethnicity. We maintained our gender and ethnicity pay equity after significant growth in the three years since the first study. In addition, our percentage of female employees is over 50 percent and above industry standards.

We continue to receive multiple workplace recognitions, which we believe is evidence of our commitment to employee engagement. In 2022, we received multiple well-known published workplace rankings, including several diversity-related workplace awards:

FORTUNE Best Workplace Awards:

•
FORTUNE Great Place to Work Best Workplaces in Health Care & Biopharma™ (#1) - the sixth consecutive year to be named on the list
•
FORTUNE 100 Best Companies to Work For® in the United States (#59)
•
FORTUNE Best Workplaces for Millennials™ (#16) – the third consecutive year to be named on the list
•
FORTUNE 2022 Fastest Growing Companies (#10)

Diversity, Equity and Inclusion Awards:

•
Seramount Best Companies for Dads (#10)
•
Seramount Top Companies for Executive Women (#45)
•
Seramount Best Companies for Multicultural Women (#60)
•
Seramount Inclusion Index

Other Workplace-Related Awards:

•
Great Place to Work’s Best Workplaces Ireland – Best Small (#9) – the third consecutive year to be named to the list
•
Great Place to Work’s Best Workplaces Ireland – Pharma and Healthcare
•
Seramount 100 Best Companies (#4)
•
Newsweek’s Most Loved Workplaces (#35)
•
PEOPLE Companies that Care® (#62)
•
Dave Thomas Foundation for Adoption “Best Adoption-Friendly Workplaces” (#31) – the fourth consecutive year to be named to the list

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

Risks Relating to Our Pending Transaction with Amgen

Failure to complete, or delays in completing, the pending transaction with Amgen announced on December 12, 2022 could materially and adversely affect our results of operations and our share price.

On December 12, 2022, we announced that we entered into a transaction agreement with Amgen Inc., or Amgen, and Pillartree Limited, or Pillartree, a wholly owned subsidiary of Amgen. Subject to the terms of the transaction agreement, Pillartree will acquire our company, or the Transaction, pursuant to a scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland, or the Scheme, or under certain circumstances, subject to the terms of the transaction agreement, a takeover offer (as such term is defined in the Irish Takeover Rules) rather than the Scheme. As a result of the Scheme, we would become a wholly owned subsidiary of Amgen. Consummation of the Transaction is subject to certain closing conditions, some of which are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the Transaction. On January 30, 2023, we and Amgen received a request for additional information and documentary materials, or a second request, from the Federal Trade Commission, or FTC, in connection with the FTC’s review of the Transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after we and Amgen have substantially complied with the second request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC. In connection with the Transaction, we and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria. We cannot predict with certainty whether and when any of the required closing conditions, including receiving required regulatory clearances, will be satisfied or if additional uncertainties may arise and cannot guarantee that we will be able to successfully consummate the pending Transaction as currently contemplated under the transaction agreement or at all. Under certain limited circumstances in which the Transaction is not consummated, we may be required to reimburse Amgen for up to $278.4 million in third party costs and expenses incurred in connection with the Transaction. Risks related to the failure of the pending Transaction to be consummated include, but are not limited to, the following:

•
the current market price for our ordinary shares reflects a market assumption that the Transaction will be completed but the trading price of our ordinary shares may decline;
•
potential adverse effects on our relationships with current collaboration partners, suppliers, healthcare providers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Transaction;
•
potential adverse effects resulting from open employee positions resulting from the pendency of the Transaction;
•
we will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the Transaction regardless of whether the Transaction is consummated;
•
the attention of our management will have been diverted to the Transaction; and
•
we could be subject to litigation related to any failure to complete the Transaction.

Additionally, the retention of our employees, hiring of new qualified employees and the performance of our employees may be negatively affected during the pendency of the Transaction as employees or prospective employees may experience uncertainty about their future roles following completion of the Transaction.

Further, under the transaction agreement, we are generally required to conduct our business in the ordinary course, consistent with past practice and are restricted from taking certain specified actions absent Amgen’s prior written consent, which restrictions could adversely affect our ability to conduct our business.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our share price.

The ability to complete the Transaction is subject to the receipt of consents and clearances from government entities, which may impose conditions that could have an adverse effect or could cause either party to abandon the Transaction.

The Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the receipt of required antitrust clearance in the United States, and the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of each party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. On January 30, 2023, we and Amgen received a second request from the FTC in connection with the FTC’s review of the Transaction. The second request, and any further inquiries or actions from the FTC, could have the effect of substantially delaying, imposing restrictions on, or impeding or precluding the completion of the Transaction. In deciding whether to grant antitrust clearance, the FTC will consider the effect of the Transaction on competition and take such action under the antitrust laws as it deems necessary or desirable in the public interest. The FTC may take steps to prevent the Transaction, or condition its clearance of the Transaction on Amgen’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Amgen’s business following the Transaction. These requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Transaction.

The transaction agreement limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The transaction agreement contains provisions that, subject to certain exceptions, limit our ability to solicit or knowingly encourage discussions or negotiations with any third party regarding alternative acquisition proposals. It is possible that these or other provisions in the transaction agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding ordinary shares from considering or proposing an acquisition or that the price at which Amgen has proposed to acquire Horizon might result in a potential competing acquirer proposing to pay a lower per share price to acquire our ordinary shares than it might otherwise have proposed to pay.

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
•
the performance of third-party distribution partners, over which we have limited control; and
•
medicine labeling or medicine insert requirements of the FDA, or other comparable foreign regulatory authorities.

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

With respect to RAVICTI and PROCYSBI, our strategy includes accelerating the transition of patients from first-generation therapies, increasing the diagnosis of the associated rare conditions through patient and physician outreach; and increasing compliance rates. With respect to our strategy for UPLIZNA, which leverages the successful strategies we have employed with TEPEZZA and KRYSTEXXA, our aim is to (i) increase physician awareness of the benefits of UPLIZNA for the treatment of neuromyelitis optica spectrum disorder, or NMOSD, and what differentiates UPLIZNA from other medicines by generating additional trial data analyses and clinical evidence; (ii) drive patient initiation and adherence, and cultivate a positive patient experience; and (iii) maximize the potential of UPLIZNA through additional indications and global expansion. Our strategy with respect to ACTIMMUNE, includes increasing awareness and diagnosis of CGD, driving utilization of ACTIMMUNE prophylaxis in newly diagnosed CGD patients as recommended in current treatment guidelines, encouraging use of ACTIMMUNE in CGD patients prior to bone marrow transplant and in symptomatic carriers of x-linked CGD and increasing compliance rates overall.

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States. As a medicine launched for a disease that had no previously approved treatments, successful commercialization of TEPEZZA is subject to many risks. While we believe the launch of TEPEZZA was one of the most successful launches to date for a rare disease treatment, there are numerous examples of failures to meet high expectations of market potential, including by biopharmaceutical companies with more experience and resources than us. We will need to continue training and developing our U.S. commercial team in order to continue successfully commercializing TEPEZZA. There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms. In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine or may not have significant experience managing patients on medications like TEPEZZA and may not otherwise be able or willing to refer their patients to third-party infusion centers or other healthcare providers, which may discourage them from treating their patients with TEPEZZA. We identified certain challenges, including the often-burdensome reimbursement process, that we believe contributed to slower-than-expected growth of TEPEZZA in the first half of 2022. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales growth. In the second half of 2022, we began executing on several opportunities to address these challenges and accelerate growth, including significantly expanding the size of our TEPEZZA sales force to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending more time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. However, it will continue to take some time for these strategies to contribute meaningfully to TEPEZZA net sales growth and we cannot otherwise be certain that our strategies will be successful in overcoming these challenges or that new challenges to TEPEZZA adoption will not arise. In addition, if the patient population suffering from TED or that is appropriate for treatment with TEPEZZA is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA for the full course of therapy, the commercial potential of TEPEZZA will be limited. Our ability to continue TEPEZZA supply could be impacted by additional government-mandated COVID-19 vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA. Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA. If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

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

During the year ended December 31, 2022, four wholesale distributors accounted for substantially all of our sales in the United States. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations. In addition, net sales of our medicines may be affected by end customer buying patterns and fluctuations in wholesaler inventory levels.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.

Part of our strategy is to continue to build a global biotechnology company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. As of December 31, 2022, we had approximately 380 sales representatives and sales management in the field. Due to the impact of the at-risk launch of generic PENNSAID 2% and wind down of our former inflammation business during 2022, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansions. We are further expanding our commercial team, and we may encounter difficulties transitioning sales representatives from promoting our inflammation medicines to promoting TEPEZZA and KRYSTEXXA, or in hiring additional qualified sales representatives. The pending Transaction with Amgen has also made it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the Transaction will close and impact of the Transaction on our employees. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully expand this capability.

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

Market acceptance and sales of our medicines will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international foreign markets. Successful commercialization of our medicines will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our medicines. Government health administration authorities, private health insurers and other organizations generally provide reimbursement for healthcare. In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for medicines and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union, or EU, and other significant or potentially significant markets for our medicines and medicine candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medicines and services, particularly for new and innovative medicines and therapies, which has resulted in lower average selling prices. Further, the increased scrutiny of prescription drug pricing practices and emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU and other significant or potentially significant markets will put additional pressure on medicine pricing, reimbursement and usage, which may adversely affect our medicine sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, biopharmaceutical reimbursement policies and pricing in general. These pressures may create negative reactions to any medicine price increases, or limit the amount by which we may be able to increase our medicine prices, which may adversely affect our medicine sales and results of operations.

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

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for medicine candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for medicine candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

There may be additional pressure by payers, healthcare providers, state or foreign governments, federal regulators and Congress, to use generic drugs that contain the active ingredients found in our medicines or any other medicine candidates that we may develop or acquire. If we fail to successfully secure and maintain coverage and adequate reimbursement for our medicines or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our medicines and expected revenue and profitability which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution and other possible activities relating to our medicines and our medicine candidates are, and will be, subject to extensive regulation by the FDA and other regulatory authorities. Failure to comply with FDA and other applicable regulatory requirements may, either before or after medicine approval, subject us to administrative or judicially imposed sanctions. In addition, the label inclusion criteria may differ by geography.

We are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED and UPLIZNA to adult patients with NMOSD outside of the United States. To market any drugs or biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional medicine testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Applications for regulatory approval, including a marketing authorization application, or MAA, for marketing new drugs in the European Economic Area (which consists of the 27 Member States of the EU, Iceland, Liechtenstein and Norway), or EEA, must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable medicine candidate. The number and types of pre-clinical studies and clinical trials that will be required for regulatory approval varies depending on the medicine candidate, the disease or the condition that the medicine candidate is designed to target and the regulations applicable to any particular medicine candidate. Despite the time and expense associated with pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional pre-clinical studies, CMC studies or clinical trials. Regulatory authorities could delay, limit or deny approval of a medicine candidate for many reasons, including because they:

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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.

Following the result of a referendum in 2016, the United Kingdom, or UK, left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 during which EU rules continued to apply. The UK and the EU have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our medicines is derived from EU directives and regulations, Brexit has materially impacted the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our medicines and medicine candidates in the UK and the EU, now that UK legislation has the potential to diverge from EU legislation. All of these changes could increase our costs and otherwise adversely affect our business. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our medicine candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our medicine candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU. The regulatory changes that are a result of Brexit may also materially impact upon the development, manufacture, importation, approval and commercialization of our medicines in the EEA, should any development or manufacture of these medicines take place in the UK.

Since Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations, our medicine candidates require a separate marketing authorization for Great Britain, which involves additional administrative burden. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EEA for our medicine candidates, which could significantly and materially harm our business.

In the short term there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective UK and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain.

We are subject to ongoing obligations and continued regulatory review by the FDA and comparable foreign regulatory authorities, and we may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our medicines.

Our current approved medicines (and our medicine candidates, if approved) are subject to extensive ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, import, export, safety surveillance, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of medicine registration and continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, or GCPs, International Council for Harmonisation, or ICH, guidelines, good pharmacovigilance practice, good distribution practices and good laboratory practices, or GLPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our medicines in clinical development and for any clinical trials that we conduct post-approval.

Later discovery of previously unknown problems with a medicine or medicine candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
injunctions or restrictions on the marketing, manufacturing or distribution of the medicine, suspension, variation or withdrawal of medicine approvals, withdrawal of the medicine from the market, revocation of necessary licenses or suspension of medicine reimbursement;
•
issuance of warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•
suspension of any ongoing clinical trials or delay or prevention of the initiation of clinical trials;
•
delay or refusal to approve pending applications or supplements to approved applications we have filed
•
refusal to permit drugs or precursor or intermediary chemicals to be imported or exported to or from the United States or foreign countries;
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

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our medicines may be marketed, the conditions of approval, requirements for potentially costly, post-market testing, including Phase 4 clinical trials, and requirements for surveillance to monitor the safety and efficacy of the medicines. Physicians nevertheless may prescribe our medicines to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results in any of our medicine development programs increase the risk that approved biopharmaceutical forms of the same active biopharmaceutical ingredients, or APIs, may be used off-label in those indications. A significant number of biopharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities or comparable foreign regulatory authorities in connection with the promotion of medicines for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, or FDCA, anti-kickback laws, and other alleged violations in connection with the promotion of medicines for unapproved uses, pricing and Medicare and/or Medicaid reimbursement and comparable foreign regulatory requirements. If we are found to have improperly promoted off-label uses of approved medicines, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

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

The regulations, policies or guidance of regulatory authorities may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our medicine candidates or further restrict or regulate post-approval activities. For example, there remains a substantial amount of uncertainty regarding internet and social media promotion of regulated medical products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are unable to achieve and maintain regulatory compliance, we will not be permitted to market our drugs, which would materially adversely affect our business, results of operations and financial condition.

We have rights to medicines in certain jurisdictions but have little or no control over third parties that have rights to commercialize those medicines in other jurisdictions, which could adversely affect our commercialization of these medicines.

Following our sale of the rights to RAVICTI outside of North America to Medical Need Europe AB, part of the Immedica Group, or Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions. Following our sale of the rights to PROCYSBI in Europe, the Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions. MTPC has rights to develop and commercialize UPLIZNA for NMOSD as well as other potential future indications in Japan and certain other countries in Asia. Hansoh has rights to develop and commercialize UPLIZNA for NMOSD as well as other potential future indications in China. We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, or over MTPC’s or Hansoh’s activities with respect to UPLIZNA in the certain countries in Asia, even though those activities could impact our ability to successfully commercialize these medicines. For example, Immedica or its assignees, Chiesi or its assignees, MTPC or Hansoh or their respective assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or UPLIZNA, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or UPLIZNA, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Immedica, Chiesi, MTPC and Hansoh, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA. If NOF fails to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints. We rely on AstraZeneca UK Limited for the manufacture of clinical and commercial supplies of UPLIZNA, and for clinical and nonclinical supplies of the other medicine candidates acquired in the Viela acquisition. In addition, we rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE. ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.

In July 2021, we purchased a drug product biologics manufacturing facility in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers. We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect the first medicine manufactured for commercial use at the facility to be approved for release in the second half of 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. Based on our current operating plan, we do not anticipate making significant investments in building a drug substance biologics manufacturing facility during 2023. To the extent that we proceed with building a drug substance biologics manufacturing facility in the future, we have minimal experience in building, developing, validating, obtaining regulatory approval for or running manufacturing facilities and we therefore may not be successful in these activities. In particular, we may experience delays and unforeseen expenses in connection with building a drug substance biologics manufacturing facility or hiring qualified personnel to operate such a facility. Even if we are successful in producing medicines at the Waterford facilities for commercial sale once we receive the required regulatory approvals, we expect to remain dependent on our third-party drug product filling and drug substance manufacturing partners in the near-term and to a lesser extent in the medium/longer term, but we plan to always dual source our strategic medicines.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them potential significant side effects, their off-label use could reduce or delay treatment with TEPEZZA among the addressable patient population. Viridian Therapeutics, Inc., or Viridian, is pursuing development of three anti-IGF-1R monoclonal antibodies for TED (VRDN-001, VRDN-002 and VRDN-003). In August 2022, Viridian announced positive initial clinical data from the first cohort, 10mg/kg, of the ongoing Phase 1/2 clinical trial for an IGF-1R monoclonal antibody VRDN-001, in patients with TED. On November 14, 2022 and January 8, 2023, Viridian announced positive data for their second and third cohorts, 20mg/kg and 3mg/kg, respectively, of the ongoing Phase 1/2 trial showing improvements in signs and symptoms of TED after two infusions. In addition, in the fourth quarter of 2022, Viridian enrolled the first patient in its THRIVE Phase 3 trial of VRDN-001 with active TED. Viridian has initiated a Phase 2 trial with a subcutaneous version of VRDN-002 in the fourth quarter of 2022. Viridian also announced plans to file an investigational new drug, or IND, application for VRDN-003 in the second quarter of 2023 and subsequently begin a Phase 1 trial in healthy volunteers. In addition, Sling Therapeutics, Inc. is conducting a Phase 2b study of an oral IGF-1R for the treatment of moderate-to-severe TED and Novartis AG is conducting a Phase 3 trial of Cosentyx® (secukinumab, interleukin-17A inhibitor) in moderate-to-severe TED. Immunovant Inc., or Immunovant, initiated two Phase 3 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy, in the fourth quarter of 2022. Immunovant also began patient recruitment in the Phase 3 trial of batoclimab (FcRni). On January 5, 2023, Acelyrin, Inc., or Acelyrin, announced the acquisition of ValenzaBio Inc, or ValenzaBio. Previously, ValenzaBio received IND clearance and subsequently had begun a Phase 1 trial in the first half of 2022 with VB421, an anti-IGF-1R monoclonal antibody designed for subcutaneous use. In January 2023, Acelyrin also initiated a Phase 1/2 trial in active TED. Argenx SE announced a registrational trial of efgartigimod for the treatment of TED.

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

RAVICTI could face competition from a few alternative medicine and treatment options that have been recently approved or are in development, including Pheburane®, a taste-masked formulation of sodium phenylbutyrate for which Medunik USA received approval from the FDA in June 2022, a gene-therapy candidate by Ultragenyx Pharmaceutical Inc., OlpruvaTM, a taste-masked formulation of sodium phenylbutyrate for which ACER Therapeutics Inc. received approval from the FDA in December 2022, an enzyme replacement for a specific UCD subtype (ARG) by Aeglea Bio Therapeutics Inc. and a mRNA-based therapeutic for a specific UCD subtype (OTC) by Arcturus Therapeutics Holdings Inc. PROCYSBI faces competition from Cystagon® (immediate-release cysteamine bitartrate capsules) for the treatment of cystinosis. Additionally, we are also aware that AVROBIO, Inc. has a gene therapy candidate in development for the treatment of cystinosis.

UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryngTM by Genentech/Chugai Pharmaceuticals Co., Ltd., a subsidiary of F. Hoffmann-La Roche Ltd., each for the treatment of patients with NMOSD. AstraZeneca announced positive primary endpoint results from its Phase 3 trial with Ultomiris® (ravulizumab) in NMOSD and, if approved for this indication, UPLIZNA could face additional competition. Ultomiris is currently under regulatory review in both the United States and EU with potential approval in the first half of 2023. UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019. Other novel treatments are under development for NMOSD, including Phase 3 candidates being developed by Beijing Mabworks Biotech Co. Ltd. and RemeGen Co. Ltd., and Phase 2 candidates, including a candidate being developed by Chord Therapeutics SA/Merck KGaA.

We have also entered into settlement and license agreements that may allow certain of our competitors to sell generic versions of certain of our medicines in the United States, subject to the terms of such agreements. We granted (i) non-exclusive licenses to manufacture and commercialize generic versions of RAVICTI in the United States after July 1, 2025 and (ii) non-exclusive license to manufacture and commercialize a generic version of PROCYSBI in the United States after March 31, 2030. Under certain circumstances, each of these licenses could become effective on an earlier date.

ACTIMMUNE is the only medicine currently approved by the FDA specifically for the treatment of CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no medicines on the market that compete directly with ACTIMMUNE. A widely accepted protocol to treat CGD in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. Likewise, the potentially curative treatment of bone marrow transplants for patients with CGD is becoming more prevalent, which could have a material adverse effect on sales of ACTIMMUNE and its profitability. We are aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of medicines and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that our competitors may develop new medicines that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. In addition, the U.S. patents covering ACTIMMUNE expired on August 30, 2022, and although we are not currently aware of any biosimilar to ACTIMMUNE under development, the development and commercialization of any competing medicines or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

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

Data and market exclusivity is available in relation to grant of certain types of marketing authorization for medicinal products in the EU. Upon grant of a marketing authorization, innovative medicinal products are generally entitled to benefit from eight years of data exclusivity and 10 years of market exclusivity in the EU. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product. After this period a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from grant of the initial marketing authorization of the reference product in the EU. The overall ten year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. In the EU, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our medicines, if approved.

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

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. PROCYSBI received ten years of market exclusivity for the treatment of nephropathic cystinosis, through 2023, as an orphan drug in the EU, EEA and UK. PROCYSBI received seven years of market exclusivity, until December 22, 2024, for patients one year of age to less than two years of age as an orphan drug in the United States. TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027. In addition, UPLIZNA was granted orphan drug exclusivity for the treatment of NMOSD, which we expect will provide orphan drug marketing exclusivity in the United States until June 2027. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. Outside the United States, similar limitations regarding orphan drugs also exist. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.

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

We have operations in the United States, Ireland and in multiple other jurisdictions, and are pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED and UPLIZNA to adult patients with NMOSD outside of the United States.

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
•
anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA, and comparable requirements in foreign countries;
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

A key element of our strategy is to develop or acquire and commercialize a portfolio of other medicines or medicine candidates in addition to our current medicines, through business or medicine acquisitions. Because we do not engage in proprietary drug discovery, the success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire approved or clinically enabled medicine candidates for therapeutic indications that complement or augment our current medicines, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising medicines or medicine candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular medicine or medicine candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. In addition, under the transaction agreement with Amgen, we are generally required to conduct our business in the ordinary course, consistent with past practice and are restricted from taking certain specified actions absent Amgen’s prior written consent. If the pending Transaction with Amgen is not consummated and we are unable to identify, select and acquire suitable medicines or medicine candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new medicines, our business and prospects will be limited.

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

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of December 31, 2022, we employed approximately 2,115 full-time employees, including approximately 380 sales representatives and sales management, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. We have experienced additional turnover and difficulties in hiring new employees as a result of the pending Transaction with Amgen. Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among biopharmaceutical businesses.

As our commercialization plans and strategies continue to develop, and particularly as we execute on our strategy to expand our commercial team in the United States and establish commercial capabilities outside the United States, we will need to continue to recruit and train sales and marketing personnel. In addition, as we build our R&D and manufacturing capabilities, we will need to continue to recruit and train qualified individuals in these areas. Our ability to manage any future growth effectively may require us to, among other things:

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

We face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions due to the pending Transaction and the restrictions under the transaction agreement with Amgen, or because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. Further, increasing regulatory scrutiny of acquisitions may limit our ability to pursue certain acquisitions where we have potentially competing products or clinical programs. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, we will achieve the anticipated revenues, net income or other benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community could seriously harm our consolidated business, financial condition, results of operations or cash flow.

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

In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced, and may continue to experience, delays due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

On October 8, 2021, 136 of the 140 members of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, or Inclusive Framework, approved a statement providing a framework for reform of the international tax rules, or Inclusive Framework Statement. The Inclusive Framework Statement sets out the key terms for an agreement on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation and Pillar Two provides for a global minimum effective corporate tax rate of 15%. The Inclusive Framework Statement provides that Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we would currently be outside the scope of the Pillar One proposals. On December 20, 2021, the Inclusive Framework published detailed rules which define the scope of, and set out the mechanism for introducing, the Pillar Two global minimum effective tax rate proposal. The rules provide for the imposition of the global minimum effective tax rate on certain multinational enterprises that have consolidated revenues of at least 750 million euros in at least two out of the last four years. Based on these thresholds, we currently expect that we could fall within the scope of the Pillar Two proposals. A number of countries are currently proposing to implement core elements of the Pillar Two proposals by the start of 2024 and, on December 15, 2022, the EU adopted a Council Directive requiring aspects of the Pillar Two proposals to be transposed into the national laws of its Member States (including Ireland) by December 31, 2023. Although it is difficult at this stage to determine with precision the impact the Pillar Two proposals would have, their implementation could materially increase our effective tax rate.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. Unless U.S. Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, this provision could materially decrease our cash flows from operations with an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States.

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

Despite our efforts to retain valuable employees, members of our management, sales and marketing, regulatory affairs, clinical development, medical affairs, development and manufacturing teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements in the United States generally provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. In addition, the pending Transaction with Amgen has made it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the transaction will close and impact of the Transaction on our employees. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior sales and marketing, manufacturing, scientific and medical personnel.

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

The healthcare system is highly regulated in the United States and, as a biotechnology company that participates in government-regulated healthcare programs, we are subject to complex laws and regulations. Violation of these laws, or any other federal or state regulations, may subject us to significant administrative, civil and/or criminal penalties, damages, disgorgement, fines, exclusion, imprisonment, additional reporting requirements, and/or oversight from federal health care programs that could require the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute will remain in effect through 2031, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2 percent Medicare sequester from May 1, 2020 through March 31, 2022. Following the resumption of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1 percent in 2022 to up to 4 percent in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

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

In the United States, we are subject directly, or indirectly through our customers and other third parties, to various state and federal fraud and abuse and transparency laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, the Civil Monetary Penalties Law prohibiting, among other things, beneficiary inducements, and similar state and local laws, federal and state privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, sunshine laws, government price reporting laws, and other fraud laws. Some states, such as Massachusetts, make certain reported information public. In addition, there are state and local laws that require biopharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. Collectively, these laws may affect, among other things, our current and proposed research, sales, marketing and educational programs, as well as other possible relationships with customers, pharmacies, physicians, payers, and patients. We are subject to similar laws in the EEA. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, in the EEA the EU’s General Data Protection Regulation, or the EU GDPR, and in the UK the UK’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR fines of up to €20 million or up to 4% of the annual global revenue of the infringer, whichever is greater, could be imposed; companies may face temporary or definitive bans on data processing and other corrective actions; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs. Biopharmaceutical manufacturer co-pay programs, including biopharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. Other recent legislation and regulatory policies contain provisions that disincentivize the use of co-pay coupons by requiring their value to be included in average sales price or best price calculations, potentially lowering reimbursement for drugs with a high use of copay coupons in Medicare Part B and Medicaid. If we are unsuccessful with our co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation. Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have an impact on our business, including the imposition of significant civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

On August 3, 2022, we received a civil investigative demand from the United States Department of Justice, or DOJ, pursuant to the Federal False Claims Act regarding an investigation concerning potentially false information in prior authorization forms. A prior authorization form is a managed care practice whereby the payer (either a commercial insurer or a government health program) requires that the prescribing physician provide additional justification or information supporting the physician’s decision to prescribe a particular medicine. The civil investigative demand requests certain documents and information related to DUEXIS, PENNSAID 2%, VIMOVO and RAYOS. We are cooperating with the investigation and the DOJ has not indicated to us whether it believes we engaged in any wrongdoing or if we are the subject of the investigation. While we are not aware of any fraudulent scheme to provide false information in prior authorization forms for our medicines that resulted in improper payments from government healthcare programs, no assurance can be given as to the timing or outcome of the DOJ’s investigation, or that it will not result in a material adverse effect on our business.

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

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our Phase 3 clinical trial evaluating TEPEZZA for the treatment of active TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache, dry skin and menstrual disorders. While our post-marketing studies and pharmacovigilance reporting data have shown similar rates of hearing impairment as compared to the TEPEZZA pivotal clinical trials, which is reflected in the FDA-approved label, there have been third party reports that have purported to show higher rates of hearing impairment. In addition, a recent analysis of safety data as part of our ongoing pharmacovigilance program indicated a signal of hearing impairment events of greater severity, in limited cases, than those observed in the TEPEZZA pivotal clinical trials. Based on this analysis, we are discussing with the FDA potential updates to the TEPEZZA label to further characterize the range of events reported. To the extent healthcare providers or patients become concerned with adverse events associated with TEPEZZA, including the potential for hearing impairment, it could negatively impact our ability to increase adoption of the medicine. With respect to KRYSTEXXA, the most commonly reported adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. When administering KRYSTEXXA with methotrexate, the most commonly reported adverse events in the MIRROR randomized control trial were gout flares, arthralgia, COVID-19, nausea and fatigue. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache. With respect to UPLIZNA, the most common adverse reactions across both the randomized and open-label treatment in our N-MOmentum trial for UPLIZNA were urinary tract infection, nasopharyngitis, arthralgia, upper respiratory tract infection, headache, back pain, and infusion related reaction. The most common infections reported by treated patients in the randomized and open-label periods included urinary tract infection, nasopharyngitis, upper respiratory tract infection and influenza. In addition, three deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to UPLIZNA by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. The third death was due to COVID-19 pneumonia and was considered unrelated to UPLIZNA by the investigator. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of UPLIZNA in order to establish an adequate safety database. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue.

The FDA or other comparable foreign regulatory authorities may also require, or we may undertake, additional clinical trials to support the safety profile of our medicines or medicine candidates.

In addition, we or others may identify undesirable side effects caused by our medicines or any other medicine candidate that we may develop that receives marketing approval, or there could be perceptions that the medicine is associated with undesirable side effects. For example, product liability suits have been filed against us alleging that TEPEZZA is defectively designed and/or fails to include proper warnings regarding potential adverse events associated with hearing impairment. As a result of any such events it is possible that:

•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•
regulatory authorities may withdraw, suspend, or vary their approval of the medicine or place restrictions on the way it is prescribed;
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

We have agreements with third-party contract research organizations, or CROs, to conduct our clinical programs, including those required for post-marketing commitments, and we expect to continue to rely on CROs for the completion of on-going and planned clinical trials. We may also have the need to enter into other such agreements in the future if we were to develop other medicine candidates or conduct clinical trials in additional indications for our existing medicines. We also rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We, our CROs and our academic research organizations are required to comply with current GCP or ICH regulations. The FDA, and comparable foreign regulatory authorities in other jurisdictions, enforce these GCP or ICH regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs or collaborators fail to comply with applicable GCP or ICH regulations, the data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, or such other comparable foreign regulatory authorities, may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA, or such other comparable foreign regulatory authorities, will determine that any of our clinical trials comply or complied with GCP or ICH regulations. In addition, our clinical trials must be conducted with medicine produced under cGMP regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs or collaborators violates federal or state fraud and abuse or false claims laws and regulations or privacy and security laws. We must also obtain certain third-party institutional review board, or IRB, approvals and positive Ethics Committee opinions as part of the decision on the authorization of the clinical trial issued by EU Member States including input from the national competent authorities and Ethics Committee, in order to conduct our clinical trials. Delays by IRBs and Ethics Committees in providing such approvals or opinions may delay our clinical trials.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, while we have announced that dazodalibep met the primary endpoint in a Phase 2 clinical trial in Sjögren’s syndrome in both populations and that we plan on initiating a Phase 3 development program in this indication, there is no assurance that dazodalibep will demonstrate similar results in the planned Phase 3 trials, or demonstrate successful results in an on-going Phase 2b clinical trial in kidney transplant rejection or in our planned trial in focal segmental glomerulosclerosis.

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
•
obtaining IRB approval or positive Ethics Committee opinions as part of the single decision on the authorization of the clinical trial issued by EU Member States including input from the national competent authorities and Ethics Committee in relation to each site;
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

Our clinical trials have been and may also in the future be affected by COVID-19 or other public health epidemics or outbreaks. For example, while it has since completed enrollment, we experienced enrollment delays in our TEPEZZA clinical trial in chronic/low CAS TED due to the impacts of the omicron variant of COVID-19. We also experienced enrollment delays in our UPLIZNA clinical trial in myasthenia gravis due to government ordered COVID-19 lockdowns in China, combined with other negative impacts related to the conflict in Ukraine. As a result, we expect data from our TEPEZZA clinical trial in chronic/low CAS TED in the second quarter of 2023 and topline data for our clinical trial of UPLIZNA in myasthenia gravis in 2024. In addition, clinical site initiation and patient enrollment may be delayed due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. Some clinical sites in the United States and other countries have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. The availability of supplies needed for the conduct of preclinical studies and clinical trials may be impacted by COVID-19 supply disruptions. For example, we depend on the availability of non-human primates to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of non-human primates available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. If the shortage continues, this could substantially increase the cost of conducting our preclinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. In addition, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, are impacted by local disruptions, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other comparable foreign regulatory authorities, which would represent a significant setback for the applicable program.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our medicine candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other comparable foreign regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a medicine candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or if we terminate, any clinical trial of our medicine candidates, the commercial prospects of our medicine candidates will be harmed, and our ability to generate medicine revenues from any of these medicine candidates will be delayed or reduced. In addition, any delays in completing our clinical trials will increase our costs, slow down our medicine development and approval process and jeopardize our ability to commence medicine sales and generate revenues.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authorities and may ultimately lead to the denial of marketing approval of one or more of our medicine candidates.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised or threatened to be compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse consequences.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct, or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, and ability to produce, sell and distribute our medicines. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks, malware, denial-of-service attacks, ransomware, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss or misuse of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security incidents; (b) such coverage will cover any indemnification claims against us relating to any security incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020, effective January 1, 2023, expanded the CCPA’s requirements and establish a new regulatory agency to implement and enforce the law. Further, Virginia enacted the Virginia Consumer Data Protection Act, effective January 1, 2023, Colorado passed the Colorado Privacy Rights Act, effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act, effective July 1, 2023, and Utah passed the Utah Consumer Privacy Act, effective December 31, 2023. A number of other proposals exist for new federal and state privacy legislation that could increase our potential liability, increase our compliance costs, and affect our ability to collect and use personal information. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR, impose strict requirements for processing personal data, and violators of these laws face significant penalties. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we may face increased exposure to regulatory actions, the interruption or degradation of our operations, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in the EEA, the UK and elsewhere; limiting our ability to collaborate with third parties; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require companies to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions; litigation; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations, including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We are subject to various laws and regulations pertaining to export controls and trade and economic sanctions, which can impact our business activities and subject us to liability for noncompliance.

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

Product liability lawsuits may cause us to incur substantial liabilities or could require us to limit commercialization of our medicines.

We face an inherent risk of product liability claims as a result of the commercial sales of our medicines and the clinical testing of our medicine candidates. In particular, we have been and may continue to be sued if any of our medicines or medicine candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. For example, several product liability suits have been filed against us alleging that TEPEZZA is defectively designed and/or fails to include proper warnings regarding potential adverse events associated with hearing impairment. While we intend to vigorously defend ourselves in the lawsuits, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether our insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and medicine candidates. Even a successful defense will require significant financial and management resources.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have at times experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In particular, rising interest rates have made debt financing more expensive which may limit our ability to finance future acquisitions through additional borrowing. In addition, the transaction agreement with Amgen contains restrictions on our ability to incur additional indebtedness or issue new equity in connection with financing activities or otherwise. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other R&D initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions. We also could be required to:

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

As of December 31, 2022, we had $2.6 billion book value, or $2.6 billion aggregate principal amount of indebtedness, including $2.0 billion in secured indebtedness.

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

At December 31, 2022, we had $2.4 billion of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

In July 2017, the Chief Executive of the UK Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. However, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. LIBOR is used as a benchmark rate throughout our credit agreement, and our credit agreement does not address all circumstances in which LIBOR ceases to be published. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including the credit agreement, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business. We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our credit agreement.

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

In connection with the accounting for our various acquisition transactions, we have recorded significant amounts of intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. For example, during the year ended December 31, 2018, we recorded an impairment of $33.6 million to fully write off the book value of developed technology related to PROCYSBI in Canada and Latin America. More recently, our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of the former inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the former inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K. Such impairment and any reduction or other impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

We are party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold an exclusive, worldwide license from Roche to patents and know-how for TEPEZZA. We also have exclusive sub-licenses for rights licensed to Roche for TEPEZZA by certain third-party licensors. Roche may have the right to terminate the license upon our breach, if not cured within a specified period of time. Roche may also terminate the license in the event of our bankruptcy or insolvency, or if we challenge the validity of Roche’s patents. If the license is terminated for our breach or based on our challenging the validity of Roche’s patents, then all rights and licenses granted to us by Roche would also terminate, and we may be required to assign and transfer to Roche certain filings and approvals, trademarks, and data in our possession necessary for the development and commercialization of TEPEZZA, and assign clinical trial agreements to the extent permitted. We may also be required to grant Roche an exclusive license under our patents and know-how for TEPEZZA, and to manufacture and supply TEPEZZA to Roche for a transitional period. If one or more of these licenses is terminated, it may be impossible for us to continue to commercialize TEPEZZA, which would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we rely on a license from Bausch with respect to technology developed by Bausch in connection with the manufacturing of RAVICTI. The purchase agreement under which Hyperion Therapeutics, Inc., or Hyperion, purchased the rights to RAVICTI contains obligations to pay Bausch regulatory and sales milestone payments relating to RAVICTI, as well as royalties on the net sales of RAVICTI. On May 31, 2013, when Hyperion acquired BUPHENYL under a restated collaboration agreement with Bausch, Hyperion received a license to use some of the manufacturing technology developed by Bausch in connection with the manufacturing of BUPHENYL. The restated collaboration agreement also contains obligations to pay Bausch regulatory and sales milestone payments, as well as royalties on net sales of BUPHENYL. If we fail to make a required payment to Bausch and do not cure the failure within the required time period, Bausch may be able to terminate the license to use its manufacturing technology for RAVICTI and BUPHENYL. If we lose access to the Bausch manufacturing technology, we cannot guarantee that an acceptable alternative method of manufacture could be developed or acquired. Even if alternative technology could be developed or acquired, the loss of the Bausch technology could still result in substantial costs and potential periods where we would not be able to market and sell RAVICTI and/or BUPHENYL. We also license intellectual property necessary for commercialization of RAVICTI from an external party. This party may be entitled to terminate the license if we breach the agreement, including failure to pay required royalties on net sales of RAVICTI, or we do not meet specified diligence obligations in our development and commercialization of RAVICTI, and we do not cure the failure within the required time period. If the license is terminated, it may be difficult or impossible for us to continue to commercialize RAVICTI, which would have a material adverse effect on our business, financial condition and results of operations.

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

Following our acquisition of Viela on March 15, 2021, we are a party to a number of intellectual property license agreements including (i) our licenses with Duke University and Dana-Farber Cancer Institute related to UPLIZNA, (ii) our license with SBI Biotech Co. Ltd related to daxdilimab, (iii) our license with MedImmune, LLC, or MedImmune, related to dazodalibep, (iv) our sublicense with MedImmune for its license with Lonza Sales AG, or Lonza, related to UPLIZNA and daxdilimab, (v) our sublicense with MedImmune for its license with BioWa, Inc., or BioWa, related to UPLIZNA, and (vi) our sublicense with MedImmune for its license with BioWa and Lonza related to daxdilimab. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market medicines covered by the license.

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

While we normally seek and gain the right to fully prosecute the patents relating to our medicine candidates, there may be times when patents relating to our medicine candidates are controlled by our licensors. This is the case with current patents and patent applications licensed from MedImmune related to dazodalibep, and those licensed from Duke University related to inebilizumab. If we, or any of our future licensing partners fail to appropriately file, prosecute and maintain patent protection for patents covering any of our medicine candidates, our ability to develop and commercialize those medicine candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors.

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

•
our failure to complete, or delays in completing, the pending Transaction with Amgen;
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

We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, including due to limitations that are currently imposed by our credit agreement, the indenture governing the 2027 Senior Notes and the transaction agreement with Amgen. Any return to shareholders will therefore be limited to the increase, if any, of our ordinary share price.

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

Our articles of association contain provisions which could delay, defer or prevent a third-party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

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

We are subject to the Irish Takeover Rules, under which our board of directors will not be permitted to take any action which might frustrate Amgen’s offer for our ordinary shares or another third party offer for our ordinary shares.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data, and comparable foreign regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by our employees and other third parties may also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct and Ethics, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	80,000	July 1, 2032 to May 4, 2041
South San Francisco, California	40,000	December 31, 2031
Rockville, Maryland	42,000	August 31, 2024 to May 31, 2026
Chicago, Illinois	9,200	December 31, 2028
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2023

The above table does not include details of an agreement to lease entered into in November 2021 relating to approximately 192,000 square feet of office and laboratory space under construction in Rockville, Maryland. Lease commencement will begin when construction of the building is completed by the lessor and we have access to begin the construction of leasehold improvements. We expect to receive access to the office and laboratory space and commence the related lease in the second half of 2023 and incur leasehold improvement costs through 2024 and the first half of 2025 in order to prepare the building for occupancy.

In addition to the leases above, we purchased a three-building campus in Deerfield, Illinois. The Deerfield campus totals 70 acres and consists of approximately 650,000 square feet of office space.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 17 of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares trade on The Nasdaq Global Select Market under the trading symbol “HZNP”.

Holders of Record

The closing price of our ordinary shares on February 23, 2023 was $110.70. As of February 23, 2023, there were approximately 25 holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Performance Graph

The following graph shows a comparison from December 31, 2017, through December 31, 2022, of the cumulative total return for (i) our ordinary shares, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq U.S. Benchmark Total Return Index.

Information set forth in the graph below represents the performance of our ordinary shares from December 31, 2017, through December 31, 2022. The graph assumes an initial investment of $100.00 on December 31, 2017. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Cumulative Returns
Horizon Therapeutics plc	$100.00	$133.84	$247.95	$501.03	$738.08	$779.45
Nasdaq Biotechnology Index	100.00	91.14	114.02	144.15	144.18	129.59
Nasdaq U.S. Benchmark Total Return Index	100.00	97.16	132.81	192.47	235.15	158.65

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

Dividend Policy

We have never declared or paid cash dividends on our common equity. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our ordinary shares for the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves”. In addition, we are currently prohibited from paying cash dividends by the terms of our credit agreement with Citibank, N.A., as administrative and collateral agent, our $600.0 million aggregate principal amount of 5.5% Senior Notes due 2027, subject to customary exceptions, and as well as by the terms of the transaction agreement with Amgen. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three month period ended December 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4) (in thousands)
October 1 to 31, 2022	2,117,483	$64.53	2,117,483	$250,000
November 1 to 30, 2022	—	—	—	—
December 1 to 31, 2022	—	—	—	—
	2,117,483	$64.53	2,117,483	$250,000

(1)
This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and settlement of restricted stock units.
(2)
Average price paid per ordinary share excludes brokerage commissions.
(3)
The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. In September 2022, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500.0 million of our ordinary shares. This authorization has no expiration date.
(4)
The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our debt agreements and the transaction agreement with Amgen, corporate and regulatory requirements and market conditions.

Irish Law Matters

See Irish Law Matters included in Item 1 of Part I of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 1, 2022.

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

Effective in the fourth quarter of 2022, management realigned our reportable segments to reflect changes in the manner in which the chief operating decision maker, or CODM, assesses financial information for decision-making purposes. We transitioned our two reportable segments, the inflammation segment and the orphan segment, to one reportable segment for the year ended December 31, 2022. All prior year amounts have been reclassified to conform to our current reporting structure. Our commercial portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

On December 12, 2022, we announced we had entered into a transaction agreement with Amgen Inc., or Amgen, and Pillartree Limited, or Pillartree, a wholly owned subsidiary of Amgen. Subject to the terms of the transaction agreement, Pillartree will acquire our company, or the Transaction, pursuant to a scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland, or the Scheme. As a result of the Scheme, we would become a wholly owned subsidiary of Amgen.

At the effective time of the Scheme, or the Effective Time, holders of our ordinary shares will be entitled to receive $116.50 in cash per ordinary share, or the Consideration. Our equity awards will be treated as set forth in the transaction agreement, such that:

•
each option to purchase our ordinary shares that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, be canceled and converted into the right to receive cash, without interest, in an amount equal to (a) the total number of our ordinary shares subject to such option immediately prior to the Effective Time, multiplied by (b) the excess of (i) the Consideration over (ii) the exercise price payable per share under such option;

•
each of our restricted stock unit, or RSU, awards, excluding PSUs (as defined below), that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, (a) if granted to a non-employee member of our board of directors, or held by a person who, as of the date of the completion of the Transaction, is a former service-provider of our company, be canceled and converted into the right to receive a cash amount equal to (i) the total number of our ordinary shares subject to such RSU immediately prior to the Effective Time multiplied by (ii) the Consideration, and (b) if not granted to an individual described in clause (a) above, be canceled and converted into a restricted stock unit, or an Amgen RSU, denominated in shares of Amgen’s common stock. The number of shares of Amgen common stock subject to each such Amgen RSU will be equal to the product (rounded down to the nearest whole number) of (a) the total number of our ordinary shares subject to such RSU immediately prior to the Effective Time multiplied by (b) the quotient of (i) the Consideration divided by (ii) the volume weighted average of the per share closing price of Amgen’s common stock on the Nasdaq Global Select Market for five trading days ending on the second business day prior to the completion of the Transaction. Following the Effective Time, each Amgen RSU will continue to be governed by the same terms and conditions (including vesting terms) as were applicable to the applicable RSU immediately prior to the Effective Time; and
•
each of our RSU awards with performance-based vesting or delivery requirements, or a PSU, that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, be canceled and converted into the right to receive cash, without interest, in an amount equal to (i) the total number of our ordinary shares issuable in settlement of such PSU as determined, in accordance with the terms of such PSU, by the compensation committee of our board of directors prior to the Effective Time multiplied by (ii) the Consideration.

On February 24, 2023, our shareholders approved the Scheme and certain scheme approval resolutions and amendments to the memorandum and articles of association of Horizon to enable the Scheme to be effected. The closing of the Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the receipt of required antitrust clearance in the United States, and the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of the other party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. On January 30, 2023, we and Amgen received a request for additional information and documentary materials, or a second request, from the Federal Trade Commission, or FTC, in connection with the FTC’s review of the Transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after we and Amgen have substantially complied with the second request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC. In connection with the Transaction, we and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria.

We expect the Transaction to close during the first half of 2023, subject to the regulatory clearances and other customary closing conditions described above and in the transaction agreement. Additional information about the transaction agreement and the Transaction is set forth in our filings with the SEC.

As of December 31, 2022, our commercial portfolio consisted of the following medicines:

TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation

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

Our commercialization strategy for our on-market rare disease medicines, including our key growth drivers TEPEZZA, KRYSTEXXA and UPLIZNA, includes initiatives to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for international commercialization and more effective uses through clinical trials. For TEPEZZA and KRYSTEXXA, initiatives include promoting earlier treatment by driving awareness of the benefits of the medicines, and for UPLIZNA, initiatives include increasing awareness of what differentiates our medicines from other available therapies. Additional strategies for our on-market rare disease medicines include optimizing timely access for patients to the medicines and maximizing the value of the medicines through investment in clinical trials. Specifically, with respect to TEPEZZA, we expanded our commercial team, continued to invest in our direct-to-consumer marketing activities, refined our marketing and physician education strategies, and conducted extensive market analysis to identify further opportunities to accelerate growth, which we are implementing. These growth opportunities involve increasing adoption by ocular specialists and driving an urgency among ophthalmologists and endocrinologists to diagnose and refer thyroid eye disease, or TED, patients. With respect to KRYSTEXXA, after receiving U.S. Food and Drug Administration approval of our supplemental biologics license application, or sBLA, in July 2022 to expand the label to include co-treatment of KRYSTEXXA with the immunomodulator methotrexate, we launched a successful commercial campaign, expanded our commercial team and are focused on promoting the expanded label with physicians and patients.

Our R&D strategy is to expand our pipeline of preclinical and clinical development programs to drive sustainable growth, as well as maximizing the benefit and value of our existing medicines through development programs. We are (i) acquiring, licensing and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, particularly those in our therapeutic areas of focus; (ii) maximizing our pipeline candidates through internal R&D; (iii) expanding our early-stage pipeline through partnerships and collaborations; and (iv) continuing to build out our research capabilities to generate discovery-stage candidates internally. Our R&D pipeline includes more than 20 programs, and we announced the initiation of five clinical trials in 2022 and expect to initiate several more in 2023, including a planned Phase 3 program for dazodalibep in Sjögren’s syndrome. In January 2023, we announced the initiation of our daxdilimab discoid lupus erythematosus Phase 2 trial.

The aim of our global expansion strategy is to build a global presence in targeted international markets to support the (i) continued launch of UPLIZNA in certain European markets and Brazil this year; (ii) potential approvals and commercial launches of UPLIZNA in additional markets in the coming years; and (iii) potential approvals and full-scale commercial launches of TEPEZZA in Japan, Brazil, Europe and other international markets over the next several years. We plan to use a combination of direct marketing and partnerships for our global expansion efforts and are establishing the infrastructure needed to support these activities.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results

	For the Years
	Ended December 31,		Change	Change
	2022	2021	$	%
	(in thousands, except percentages)
Net sales	$3,629,044	$3,226,410	$402,634	12%
Cost of goods sold	920,197	794,512	125,685	16%
Gross profit	2,708,847	2,431,898	276,949	11%
Operating expenses:
Research and development	437,962	345,318	92,644	27%
Acquired in-process research and development and milestones	56,250	86,672	(30,422)	(35)%
Selling, general and administrative	1,541,052	1,446,410	94,642	7%
Impairment of goodwill	56,171	—	56,171	100%
Impairment of long-lived asset	—	12,371	(12,371)	(100)%
Gain on sale of asset	—	(2,000)	2,000	100%
Total operating expenses	2,091,435	1,888,771	202,664	11%
Operating income	617,412	543,127	74,285	14%
Other expense, net:
Interest expense, net	(83,707)	(81,063)	(2,644)	(3)%
Foreign exchange loss	(1,202)	(1,028)	(174)	(17)%
Other (expense) income, net	(5,567)	1,791	(7,358)	(411)%
Total other expense, net	(90,476)	(80,300)	(10,176)	(13)%
Income before expense (benefit) for income taxes	526,936	462,827	64,109	14%
Expense (benefit) for income taxes	5,454	(71,664)	77,118	108%
Net income	$521,482	$534,491	$(13,009)	(2)%

Beginning with the third quarter of 2022, we separately present upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the consolidated statement of comprehensive income. Amounts recorded in this line item for the year ended December 31, 2022, would have historically been recorded to R&D expenses. We believe the new classification assists users of the financial statements in better understanding the payments incurred to acquire in-process research and development, or IPR&D. Prior period consolidated statements of comprehensive income have been reclassified to conform with the new classification.

Net sales. Net sales increased $402.6 million, or 12%, to $3,629.0 million during the year ended December 31, 2022, from $3,226.4 million during the year ended December 31, 2021. The increase during the year ended December 31, 2022 was primarily due to an increase in TEPEZZA net sales of $304.4 million, an increase in KRYSTEXXA net sales of $150.7 million and an increase in UPLIZNA net sales of $93.8 million, partially offset by a decrease in PENNSAID 2% net sales of $117.8 million and a decrease in DUEXIS net sales of $69.1 million when compared to the year ended December 31, 2021, each due to the impact of generic competition.

The following table presents a summary of total net sales attributed to geographic sources for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$3,589,510	99%	$3,210,020	100%
Rest of world	39,534	1%	16,390	*
Total net sales	$3,629,044		$3,226,410
*Less than 1%

The following table reflects the components of net sales for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year ended December 31,		Change	Change
	2022	2021	$	%
TEPEZZA	$1,965,711	$1,661,299	$304,412	18%
KRYSTEXXA	716,167	565,452	150,715	27%
RAVICTI	325,652	291,945	33,707	12%
PROCYSBI	209,990	189,965	20,025	11%
UPLIZNA	154,622	60,805	93,817	154%
ACTIMMUNE	126,080	117,164	8,916	8%
PENNSAID 2%	73,774	191,621	(117,847)	(62)%
RAYOS	41,882	56,851	(14,969)	(26)%
BUPHENYL	7,332	7,860	(528)	(7)%
DUEXIS	4,901	74,023	(69,122)	(93)%
VIMOVO	1,851	8,397	(6,546)	(78)%
QUINSAIR	1,082	1,028	54	5%
Total net sales	$3,629,044	$3,226,410	$402,634	12%

TEPEZZA. Net sales increased $304.4 million, or 18%, to $1,965.7 million during the year ended December 31, 2022, from $1,661.3 million during the year ended December 31, 2021. Net sales increased by approximately $244.9 million due to volume growth and $59.5 million due to higher net pricing. Net sales growth for TEPEZZA was negatively impacted by the omicron variant of COVID-19 in the first half of 2022. In addition, we identified certain challenges, including the often-burdensome reimbursement process, that we believe contributed to slower-than-expected growth of TEPEZZA in the first half of 2022. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales growth. In the second half of 2022, we began executing on several opportunities to address these challenges and accelerate growth, including significantly expanding the size of our TEPEZZA sales force to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending more time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. However, it will continue to take some time for these strategies to contribute meaningfully to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $150.7 million, or 27%, to $716.2 million during the year ended December 31, 2022, from $565.5 million during the year ended December 31, 2021. Net sales increased by approximately $113.4 million due to volume growth and $37.3 million due to higher net pricing. We expect net sales for KRYSTEXXA to continue to increase in future periods primarily due to the use of KRYSTEXXA with methotrexate following the approval of our sBLA in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate.

RAVICTI. Net sales increased $33.7 million, or 12%, to $325.6 million during the year ended December 31, 2022, from $291.9 million during the year ended December 31, 2021. Net sales increased by approximately $23.8 million due to volume growth and $9.9 million due to higher net pricing.

PROCYSBI. Net sales increased $20.0 million, or 11%, to $210.0 million during the year ended December 31, 2022, from $190.0 million during the year ended December 31, 2021. Net sales increased by approximately $11.2 million due to volume growth and $8.8 million due to higher net pricing. The $8.8 million impact from higher net pricing was primarily driven by a benefit from a $7.5 million partial release of the pricing review liability recorded in the third quarter of 2022 as a result of a decision made by the Patented Medicine Prices Review Board, or PMPRB, in September 2022 relating to PROCYSBI pricing in Canada.

UPLIZNA. Net sales increased $93.8 million, or 154%, to $154.6 million during the year ended December 31, 2022, from $60.8 million during the year ended December 31, 2021. Net sales in the United States increased by $79.7 million, which was composed of an increase of $74.7 million due to higher sales volume and $5.0 million due to higher net pricing. The remaining $14.1 million increase in net sales related primarily to revenue and milestone payments from our international partners recognized during the year ended December 31, 2022.

PENNSAID 2%. Net sales decreased $117.8 million, or 62%, to $73.8 million during the year ended December 31, 2022, from $191.6 million during the year ended December 31, 2021. Net sales decreased by approximately $81.8 million resulting from lower net pricing and by approximately $36.0 million due to lower sales volume.

In May 2022, Apotex Corp. and its affiliate, Apotex Inc., or collectively Apotex, initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. The generic competition reduced our PENNSAID 2% sales, resulting in increased utilization of co-pay and other patient assistance programs for PENNSAID 2%, which negatively impacted net pricing. We expect our net sales for PENNSAID 2% to continue declining in future periods primarily due to generic competition and the wind down of our former inflammation business, which we substantially completed in the fourth quarter of 2022.

RAYOS. Net sales decreased $15.0 million, or 26%, to $41.9 million during the year ended December 31, 2022, from $56.9 million during the year ended December 31, 2021. Net sales decreased by approximately $11.4 million resulting from lower net pricing and $3.6 million due to lower sales volume.

Under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, we expect Teva to enter the market with a generic version of RAYOS in 2023. As a result, we expect our net sales for RAYOS to decline in future periods.

DUEXIS. Net sales decreased $69.1 million, or 93%, to $4.9 million during the year ended December 31, 2022, from $74.0 million during the year ended December 31, 2021. Net sales decreased by approximately $61.8 million resulting from lower sales volume, primarily due to the impact of generic competition, and by approximately $7.3 million due to lower net pricing.

Due to the impact of the at-risk launch of generic PENNSAID 2%, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansions. In the fourth quarter of 2022, we substantially completed a wind down of our former inflammation business, including active promotion efforts and associated HorizonCares support, for our inflammation medicines. As a result, sales volumes for PENNSAID 2%, RAYOS and DUEXIS declined significantly since the second quarter of 2022 and we expect net sales of our inflammation medicines to be immaterial going forward.

The table below reconciles our gross to net sales for the years ended December 31, 2022 and 2021 (in millions, except percentages):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$5,022.3	100%	$4,903.6	100%
Adjustments to gross sales:
Prompt pay and other discounts	(28.8)	(0.6)%	(46.0)	(0.9)%
Medicine returns	(31.6)	(0.6)%	(17.6)	(0.4)%
Co-pay and other patient assistance	(341.9)	(6.8)%	(599.9)	(12.2)%
Commercial rebates and wholesaler fees	(198.0)	(3.9)%	(278.8)	(5.7)%
Government rebates and chargebacks	(793.0)	(15.8)%	(734.9)	(15.0)%
Total adjustments	(1,393.3)	(27.7)%	(1,677.2)	(34.2)%
Net sales	$3,629.0	72.3%	$3,226.4	65.8%

During the year ended December 31, 2022, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 6.8% from 12.2% during the year ended December 31, 2021, primarily due to a decreased proportion of PENNSAID 2% and DUEXIS sold. We expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

On a quarter-to-quarter basis, our net sales can be impacted due to end customer buying patterns, fluctuations in wholesaler inventory levels, the impact of benefit plan changes, insurance reverification and increased co-pay expenses as patients work through deductibles. For example, our net sales in the first quarter of a year historically represents the lowest net sales quarter as a result of some of these impacts, and we expect this trend to continue in 2023. This is primarily due to annual managed care plan changes and the re-setting of patients’ medical insurance deductibles at the beginning of each year, resulting in higher co-pay and other patient assistance costs as patients meet their annual medical insurance deductibles during the first and second quarters, and higher net sales in the second half of the year after patients meet their deductibles and healthcare plans reimburse a greater portion of the total cost of our medicines.

Cost of Goods Sold. Cost of goods sold increased $125.7 million, or 16%, to $920.2 million during the year ended December 31, 2022, from $794.5 million during the year ended December 31, 2021. The increase in cost of goods sold was primarily due to an increase in inventory step-up expense, an increase in royalty and earnout expense and an increase in amortization expense. Inventory step-up expense increased by $64.1 million related to acquired units of UPLIZNA inventory sold, which increased during the year ended December 31, 2022 compared to the year ended December 31, 2021. Royalty and earnout expense increased by $48.8 million primarily due to royalties and earnouts payable on net sales of TEPEZZA, which increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to higher net sales. Amortization expense increased $28.1 million primarily due to the acquisition of the UPLIZNA developed technology intangible asset in March 2021. In addition, we recorded a $6.5 million PENNSAID 2% inventory reserve due to the impact of generic competition on PENNSAID 2% sales. As a percentage of net sales, cost of goods sold (excluding amortization expense of $362.9 million during 2022 and $334.8 million during 2021) was 15% during the year ended December 31, 2022, compared to 14% during the year ended December 31, 2021. The increase in cost of goods sold as a percentage of net sales was primarily due to an increase in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses increased $92.7 million, or 27%, to $438.0 million during the year ended December 31, 2022, from $345.3 million during the year ended December 31, 2021. The increase was primarily due to a $56.2 million increase in clinical trial costs reflecting increased activity in our R&D pipeline as well as the addition of certain medicine candidates and development programs following the acquisition of Viela in March 2021, and an increase of $21.4 million in consultant costs.

We expect our R&D expenses to increase significantly in future periods as a result of our on-going and planned clinical trials for our pipeline, including the medicine candidates and development programs we acquired in 2021.

Acquired In-Process Research and Development and Milestones Expenses. Acquired IPR&D and milestones expenses decreased $30.4 million, or 35%, to $56.3 million during the year ended December 31, 2022, from $86.7 million during the year ended December 31, 2021. The $56.3 million of acquired IPR&D and milestones expenses during the year ended December 31, 2022, was primarily related to an upfront payment of $15.0 million recognized in relation to the collaboration and option agreement entered into with Q32 Bio Inc., or Q32, in the third quarter of 2022 and $17.5 million recognized in the fourth quarter of 2022 relating to milestone-based development funding paid to Q32. In addition, we recognized a $15.0 million development milestone in relation to the global agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, in the fourth quarter of 2022. During the year ended December 31, 2021, we recognized a $40.0 million upfront payment in relation to the global agreement with Arrowhead and $28.1 million relating to a stock purchase agreement with Alpine Immune Sciences, Inc., or Alpine. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $94.7 million, or 7%, to $1,541.1 million during the year ended December 31, 2022, from $1,446.4 million during the year ended December 31, 2021. The increase was primarily due to costs associated with the commercialization of our medicines and global expansion initiatives. These include an increase of $55.9 million in marketing program costs and an increase of $24.1 million in employee-related costs, partially offset by a decrease of $28.6 million in transaction costs, which were incurred during the year ended December 31, 2021 relating to the Viela acquisition. In addition, we incurred severance and consulting costs of $15.8 million during the year ended December 31, 2022, related to the wind down of our former inflammation business.

We expect our selling, general and administrative expenses to increase significantly in future periods primarily due to continued support for our U.S. commercial and field-based organization and global expansion activities.

Impairment of goodwill. During the year ended December 31, 2022, we recorded an impairment charge of $56.2 million in relation to our former inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details.

Impairment of long-lived asset. During the year ended December 31, 2021, we recorded an impairment charge of $12.4 million as a result of vacating the Lake Forest office. Refer to Note 15, Lease Obligations, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details.

Interest Expense, Net. Interest expense, net, increased $2.6 million to $83.7 million during the year ended December 31, 2022, from $81.1 million during the year ended December 31, 2021. The increase was primarily due to an increase in interest expense of $33.9 million, primarily related to increases in interest rates on the portion of our variable interest debt, partially offset by an increase in interest income of $31.2 million. Refer to Note 13, Debt Agreements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Expense (benefit) for income taxes. During the year ended December 31, 2022, we recorded an expense for income taxes of $5.5 million and we recorded a benefit for income taxes of $71.7 million during the year ended December 31, 2021. The expense for income taxes recorded during the year ended December 31, 2022 resulted primarily from tax expense on pre-tax income and losses at the Irish statutory tax rate of $65.9 million, tax expense of $31.4 million attributable to disallowed officers’ compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, tax expense of $27.5 million recognized in respect of changes in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets and tax expense of $11.8 million attributable to a goodwill impairment which is non-deductible for tax purposes. These tax expenses were partially offset by tax benefit of $54.7 million recognized on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate, tax benefits recognized on share-based compensation of $53.1 million, tax benefit of $18.9 million recognized due to the release of valuation allowances on certain state net operating losses and $12.5 million of U.S. federal and state tax credits generated during the year.

The benefit for income taxes recorded during the year ended December 31, 2021 resulted primarily from tax expense on pre-tax income and losses at the Irish statutory tax rate of $57.9 million as offset by tax benefits recognized on share-based compensation of $71.2 million and a tax benefit of $49.4 million recognized due to a reduction in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition. A tax benefit of $58.5 million was recognized on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate and $11.6 million of U.S. federal and state tax credits were generated during the year. These tax benefits were partially offset by a tax expense of $47.1 million attributable to disallowed officers’ compensation under Section 162(m) of the Code and a tax expense of $18.7 million generated from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary.

Non-GAAP Financial Measures

We provide certain non-GAAP financial measures, including EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, transaction-related costs, manufacturing facility start-up costs, litigation settlements and restructuring and realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, long-lived assets impairment charges, loss (gain) on equity security investments and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2022	2021
GAAP net income	$521,482	$534,491
Depreciation (1)	23,931	17,475
Amortization and step-up:
Intangible amortization expense (2)	366,462	336,277
Inventory step-up expense (3)	91,709	27,572
Interest expense, net (including amortization of debt discount and deferred financing costs)	83,707	81,063
Expense (benefit) for income taxes	5,454	(71,664)
EBITDA	1,092,745	925,214
Other non-GAAP adjustments:
Share-based compensation (4)	182,100	219,086
Impairment of goodwill (5)	56,171	—
Restructuring and realignment costs (6)	16,977	26,309
Transaction-related costs (7)	11,086	—
Loss (gain) on equity security investments (8)	6,188	(1,257)
Manufacturing facility start-up costs (9)	5,552	3,622
Impairment of long-lived assets (10)	—	12,371
Litigation settlements (11)	—	5,000
Gain on sale of asset (12)	—	(2,000)
Acquisition/divestiture-related costs (13)	(239)	95,929
Total of other non-GAAP adjustments	277,835	359,060
Adjusted EBITDA	$1,370,580	$1,284,274

	For the Years Ended December 31,
	2022	2021
GAAP net income	$521,482	$534,491
Non-GAAP adjustments:
Depreciation (1)	23,931	17,475
Amortization and step-up:
Intangible amortization expense (2)	366,462	336,277
Inventory step-up expense (3)	91,709	27,572
Amortization of debt discount and deferred financing costs (14)	7,912	5,189
Share-based compensation (4)	182,100	219,086
Impairment of goodwill (5)	56,171	—
Restructuring and realignment costs (6)	16,977	26,309
Transaction-related costs (7)	11,086	—
Loss (gain) on equity security investments (8)	6,188	(1,257)
Manufacturing facility start-up costs (9)	5,552	3,622
Impairment of long-lived assets (10)	—	12,371
Litigation settlements (11)	—	5,000
Gain on sale of asset (12)	—	(2,000)
Acquisition/divestiture-related costs (13)	(239)	95,929
Total pre-tax non-GAAP adjustments	767,849	745,573
Income tax effect of pre-tax non-GAAP adjustments (15)	(148,373)	(169,554)
Other non-GAAP income tax adjustments (16)	3,387	(20,800)
Total non-GAAP adjustments	622,863	555,219
Non-GAAP net income	$1,144,345	$1,089,710

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	229,108,881	225,551,410

Non-GAAP Earnings Per Share – Basic
GAAP earnings per share - Basic	$2.28	$2.37
Non-GAAP adjustments	2.71	2.46
Non-GAAP earnings per share – Basic	$4.99	$4.83

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	229,108,881	225,551,410
Ordinary share equivalents	6,130,771	10,129,073
Weighted average ordinary shares – Diluted	235,239,652	235,680,483

Non-GAAP Earnings Per Share – Diluted
GAAP earnings per share – Diluted	$2.22	$2.27
Non-GAAP adjustments	2.64	2.35
Non-GAAP earnings per share – Diluted	$4.86	$4.62

(1)
Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.
(2)
Intangible amortization expenses are primarily associated with our developed technology related to TEPEZZA, KRYSTEXXA, RAVICTI, PROCYSBI, UPLIZNA, ACTIMMUNE, BUPHENYL and RAYOS.
(3)
During the years ended December 31, 2022 and 2021, we recognized in cost of goods sold $91.7 million and $27.6 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela acquisition. Refer to Note 5, Inventories, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further detail.
(4)
Represents share-based compensation expense associated with our restricted stock unit and performance stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(5)
Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of our former inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the former inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further detail.
(6)
Primarily represents severance and consulting costs related to the wind down of our former inflammation business during 2022 and rent and maintenance charges as a result of vacating the leased Lake Forest office in the first quarter of 2021. In addition, during the fourth quarter of 2021, we ended TEPEZZA drug substance manufacturing development activities in the Seattle facility of a contract manufacturer and recorded a charge of $16.6 million to R&D expense related to manufacturing development activities in this facility.
(7)
Primarily represents transaction-related costs, including, advisory, legal and consulting costs, incurred in connection with the Transaction with Amgen, as well as the process leading to the transaction.
(8)
We held investments in equity securities with readily determinable fair values of $7.0 million and $13.2 million as of December 31, 2022 and 2021, respectively, which are included in other long-term assets in the consolidated balance sheet. For the year ended December 31, 2022, we recognized net unrealized losses of $6.2 million due to the change in fair value of these securities. For the year ended December 31, 2021, we recognized net unrealized gains of $1.3 million due to the change in fair value of these securities.
(9)
During the year ended December 31, 2022, we recorded $5.6 million of manufacturing facility start-up costs related to our drug product biologics manufacturing facility in Waterford, Ireland. During the year ended December 31, 2021, we recorded $3.6 million of manufacturing facility start-up costs related to the purchase of our drug product biologics manufacturing facility in Waterford, Ireland from EirGen in July 2021.
(10)
During the year ended December 31, 2021, we recorded a right-of-use asset impairment charge of $12.4 million as a result of vacating the leased Lake Forest office.
(11)
We recorded $5.0 million of expense during the year ended December 31, 2021 for litigation settlements.
(12)
Gain on sale of asset during the year ended December 31, 2021, represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019.
(13)
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

(16)
During the year ended December 31, 2022, we recognized tax expense attributable to state tax legislation enacted during the period, resulting in a non-GAAP tax adjustment of $3.4 million.

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

Liquidity, Financial Position and Capital Resources

On December 12, 2022, we announced that we had entered into a transaction agreement with Amgen and Pillartree. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the transaction agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Amgen’s consent, including: (i) acquiring businesses and disposing of significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness; and (v) repurchasing outstanding ordinary shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements. The following discussion assumes that the Transaction is not consummated and we continue to operate as an independent entity.

As of December 31, 2022, we had retained earnings of $590.0 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be offset by higher net sales and gross profits in future periods. Additionally, we expect that our R&D and acquired IPR&D and milestones expenses will continue to increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes. In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

We are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA, primarily for 2023 and beyond. As of December 31, 2022, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €72.8 million ($77.6 million converted at a Euro-to-Dollar exchange rate as of December 31, 2022 of 1.0660), to be delivered through December 2024.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet anticipated increases in demand.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.5 million when converted using a CHF-to-Dollar exchange rate at December 31, 2022 of 1.0823).

In July 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen for $67.9 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details. We expect to incur approximately $30.0 million in capital expenditures during 2023 in order to prepare the drug product facility to manufacture the first medicine for commercial use in the second half of 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. Based on our current operating plan, we do not anticipate making significant investments in building a drug substance biologics manufacturing facility during 2023.

On August 12, 2022, we entered into a collaboration and option agreement with Q32 related to its pipeline candidate ADX-914, a monoclonal antibody antagonist of the interleukin-7 receptor for the treatment of autoimmune and inflammatory diseases. An upfront payment of $15.0 million and milestone-based development funding of $17.5 million were paid during the year ended December 31, 2022 and recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income. We may also be obligated to pay up to $22.5 million in the form of additional milestone-based development funding. If we exercise the option, we may be obligated to make up to an additional $645.0 million in closing and milestone payments, as well as tiered royalties on net sales from a high single-digit to a low double-digit percentage, inclusive of certain amounts payable to a third party under a pre-existing license agreement. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

On June 18, 2021, we entered into a global agreement with Arrowhead for HZN-457, a discovery-stage investigational RNA interference therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Under the terms of the agreement, we paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. In addition, we recognized a $15.0 million development milestone in the fourth quarter of 2022.

We are committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of December 31, 2022, the total carrying amount of our investments in these funds was $27.0 million, which is included in other long-term assets in the consolidated balance sheet, and our total future commitments to these funds are $36.2 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of December 31, 2022, we had $2.4 billion in cash and cash equivalents and total debt with a book value of $2.6 billion and face value of $2.6 billion. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Annual Report on Form 10-K. We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic, global macro-economic issues or inflationary pressures.

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

On April 25, 2022, we entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. The agreements effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of our senior secured term loans borrowed under our Credit Agreement in December 2019 and March 2021. Refer to Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

During the year ended December 31, 2022, we issued an aggregate of 3.8 million of our ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases. We received a total of $55.4 million in net proceeds in connection with such issuances. During the year ended December 31, 2022, we made payments of $137.2 million for employee withholding taxes relating to vesting of share-based awards.

In September 2022, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500.0 million of our ordinary shares. Under the program, we may repurchase ordinary shares from time to time on the open market or through privately negotiated transactions or structured repurchase transactions. During the year ended December 31, 2022, we executed open market share repurchases of 3.9 million ordinary shares under this repurchase program for total consideration of $250.0 million. All ordinary shares repurchased were subsequently retired. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, our cash resources, restrictions under our debt agreements and the transaction agreement with Amgen, corporate and regulatory requirements and market conditions. We expect that any future repurchases of our ordinary shares under the program would be funded with existing cash and cash equivalents. Refer to Note 18, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$2,357,588	$1,584,156
Cash provided by (used in):
Operating activities	1,257,842	1,035,271
Investing activities	(134,001)	(2,994,111)
Financing activities	(347,958)	1,470,123

Operating Cash Flows

Net cash provided by operating activities during the year ended December 31, 2022 of $1,257.8 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to government rebates and patient assistance costs for our medicines, payments for inventory, payments related to selling, general and administrative expenses and payments related to R&D expenses.

Net cash provided by operating activities during the year ended December 31, 2021 of $1,035.3 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs and government rebates for our medicines, payments related to selling, general and administrative expenses, including transaction costs related to the Viela acquisition, and payments related to R&D expenses.

Investing Cash Flows

Net cash used in investing activities during the year ended December 31, 2022 of $134.0 million was primarily attributable to an upfront payment of $25.0 million paid to Alpine in the first quarter of 2022 relating to an exclusive license agreement entered into in December 2021, an upfront payment of $15.0 million relating to a collaboration and option agreement entered into with Q32 in the third quarter of 2022, milestone-based development funding of $17.5 million paid to Q32 in the fourth quarter of 2022 and payments related to purchases of property, plant and equipment of $64.0 million. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details on the Alpine license agreement and collaboration and option agreement with Q32.

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

Financing Cash Flows

Net cash used in financing activities during the year ended December 31, 2022 of $348.0 million was primarily attributable to $137.2 million in payments of employee withholding taxes relating to share-based awards, partially offset by $55.4 million in proceeds from the issuance of ordinary shares in connection with stock option exercises and employee share purchase plan purchases. In addition, we executed open market share repurchases of 3.9 million of our ordinary shares for total consideration of $250.0 million. Refer to Note 18, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K, for further details on our share repurchase program.

Net cash provided by financing activities during the year ended December 31, 2021 of $1,470.1 million was primarily attributable to an additional $1.6 billion aggregate principal amount of term loans borrowed pursuant to an amendment to our Credit Agreement, the proceeds of which, in addition to a portion of our existing cash on hand, was used to pay the consideration for the Viela acquisition, partially offset by the payment of $166.0 million of employee withholding taxes relating to share-based awards.

Financial Condition as of December 31, 2022 Compared to December 31, 2021

Inventories, net. Inventories, net decreased $56.2 million, from $225.7 million during the year ended December 31, 2021 to $169.5 million during the year ended December 31, 2022. The decrease was primarily due inventory step-up expense recorded relating to UPLIZNA of $91.7 million based on the acquired units sold during the period, partially offset by an increase in finished goods of $40.1 million primarily related to finished goods on hand of TEPEZZA during the year ended December 31, 2022. Refer to Note 5, Inventories, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased $92.2 million, from $357.1 million during the year ended December 31, 2021 to $449.3 million during the year ended December 31, 2022. The increase was primarily due to a tax benefit of $98.6 million related to deferred charges for taxes on higher intercompany inventory transfers.

Developed technology and other intangible assets, net. Developed technology and other intangible assets, net decreased $295.3 million, from $2,960.1 million during the year ended December 31, 2021 to $2,664.8 million during the year ended December 31, 2022. The decrease was primarily due to a decrease of $366.5 million related to amortization of developed technology during the year ended December 31, 2022. This was partially offset by $70.0 million of IPR&D reclassified to developed technology in the second quarter of 2022 due to the European Commission issuing a legally binding decision to grant a Marketing Authorization for UPLIZNA for the treatment of adult patients with neuromyelitis optica spectrum disorder in the European Union in April 2022. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

In-process research and development. IPR&D decreased $70.0 million, from $880.0 million as of December 31, 2021 to $810.0 million as of December 31, 2022, primarily related to the reclassification of $70.0 million of IPR&D relating to UPLIZNA to developed technology in the second quarter of 2022. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Goodwill. Goodwill decreased $56.2 million, from $1,066.7 million as of December 31, 2021 to $1,010.5 million as of December 31, 2022. Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of our former inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the former inflammation reporting unit. Refer to Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Other long-term assets. Other long-term assets increased $63.4 million, from $140.7 million during the year ended December 31, 2021 to $204.1 million during the year ended December 31, 2022. The increase was primarily due to a $23.8 million increase in right-of-use assets following new leases entered into in San Francisco and Dublin, an increase of $22.5 million relating to advance payments for long-term clinical studies and $14.8 million relating to the interest rate swap asset that was recorded in connection with the interest rate swap contracts entered into during the year ended December 31, 2022. Refer to Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

Accounts Payable. Accounts payable increased $125.7 million, from $30.1 million during the year ended December 31, 2021 to $155.8 million during the year ended December 31, 2022. The increase was primarily due to the timing of invoices received, including an increase of $77.4 million in accounts payable related to government rebates, co-pay and patient assistance costs and commercial rebates and wholesaler fees.

Accrued Expenses and other current liabilities. Accrued expenses and other current liabilities decreased $65.4 million, from $523.0 million during the year ended December 31, 2021 to $457.6 million during the year ended December 31, 2022. The decrease was primarily due to a decrease of $26.4 million in accrued payroll-related expenses, a decrease of $21.1 million in pricing review liability and a decrease of $20.1 million in accrued upfront and milestone payments.

Contractual Obligations

Our primary contractual obligations relate to our debt agreements, non-cancellable obligations under lease agreements and commitments with third parties. For information relating to our scheduled maturities with respect to our long-term debt and our lease liabilities, refer to Note 13, Debt Agreements, and Note 15, Lease Obligations, respectively, included in the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K. For information relating to our purchase commitments with our third-party manufacturers, non-cancellable advertising commitments due within one year and venture capital fund future commitments, refer to Note 16, Commitments and Contingencies, included in the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.

In addition, for information relating to our contingent liability for uncertain tax positions, refer to Note 20, Income Taxes, included in the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K. We do not expect a significant tax payment related to these obligations within the next year. We are committed to an aggregate $2.7 billion of potential contingent future milestone payments to third parties relating to asset acquisitions and license and collaboration agreements, including those acquired through business combinations. Milestone payments generally are due and payable only upon achievement of certain developmental, regulatory and commercial milestones for which the specific timing cannot be predicted.

In July 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen for $67.9 million. We expect to incur approximately $30.0 million in capital expenditures during 2023 in order to prepare the drug product facility to manufacture the first medicine for commercial use in the second half of 2023. Refer to Note 4, Acquisitions, Divestitures and other Arrangements, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K for further details.

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

Revenue Recognition

In the United States, we sell our medicines primarily to wholesale distributors, specialty distributors and specialty pharmacy providers. In other countries, we sell our medicines primarily to wholesale distributors and other third-party distribution partners. These customers subsequently resell our medicines to health care providers and patients. In addition, we enter into arrangements with health care providers and payers that provide for government-mandated or privately negotiated discounts and allowances related to our medicines. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of our contracts have a single performance obligation to transfer medicines. Accordingly, revenues from medicine sales are recognized when the customer obtains control of our medicines, which occurs at a point in time, typically upon delivery to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts. We sell our medicines to wholesale pharmaceutical distributors and pharmacies under agreements with payment terms typically less than 90 days. Discounts, rebates, returns and certain other adjustments are accounted for as variable consideration.

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

Refer to Note 10, Accrued Trade Discounts and Rebates, of the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which includes a table that summarizes changes in our customer-related accruals and allowances from December 31, 2020 to December 31, 2022.

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

Indefinite-lived intangible assets consist of capitalized IPR&D. IPR&D assets represent capitalized incomplete research and development projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until completion or abandonment of R&D efforts associated with the projects. An IPR&D asset is considered abandoned when R&D efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive value from the asset. At that point, the asset is considered to be impaired and is written off. Upon successful completion of each project, we will make a determination about the then remaining useful life of the intangible asset and begin amortization. We test indefinite-lived intangibles, including IPR&D assets, for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate. Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the 2026 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%. Our 2026 Term Loans are borrowed in LIBOR. The one-month LIBOR rate as of February 24, 2023, which was the most recent date the interest rate on the 2026 Term Loans was fixed, was 4.63%, and as a result, the interest rate on our 2026 Term Loans is currently 6.63% per annum. Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. Our 2028 Term Loans are based on LIBOR. The one-month LIBOR rate as of February 24, 2023, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 4.63%, and as a result, the interest rate on our 2028 Term Loans is currently 6.38% per annum. As of December 31, 2022, the Revolving Credit Facility was undrawn. Because the UK FCA, which regulates LIBOR, intended to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023, for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our Credit Agreement.

As of December 31, 2022, an increase in the LIBOR of 100 basis points above the current LIBOR rate, which includes the effect of the two interest rate swaps entered into in the second quarter of 2022, would increase our interest expense related to the Credit Agreement by $12.1 million per year.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale biopharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of each of December 31, 2022 and 2021, our top four customers accounted for approximately 94% of our total outstanding accounts receivable balances. Given the size and creditworthiness of the customers, we have not experienced and do not expect to experience material credit related losses with such customers.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of March 1, 2023:

Name	Age	Position with the Company
Directors
Timothy P. Walbert	55	Chairman, President and Chief Executive Officer
William F. Daniel (1,2)	70	Director
Michael Grey (1,3,4)	70	Lead Independent Director
Jeff Himawan, Ph.D. (2,4,5)	57	Director
Susan Mahony, Ph.D. (2,4,5)	58	Director
Gino Santini (2,5)	66	Director
James Shannon, M.D. (3,4,5)	66	Director
H. Thomas Watkins (1,3)	70	Director
Pascale Witz (1,3)	56	Director

(1)
Member of the Audit Committee, which is chaired by Mr. Daniel.
(2)
Member of the Compensation Committee, which is chaired by Dr. Mahony.
(3)
Member of the Nominating and Corporate Governance Committee, which is chaired by Mr. Watkins.
(4)
Member of the Scientific Committee, which is chaired by Mr. Grey.
(5)
Member of the Transaction Committee, which is chaired by Dr. Shannon.

Name	Age	Position with the Company
Executive Officers (other than Mr. Walbert)
Sean M. Clayton (1)	44	Executive Vice President, General Counsel
Aaron L. Cox (2)	40	Executive Vice President, Chief Financial Officer
Michael A. DesJardin	65	Executive Vice President, Technical Operations and Corporate Quality
Andy Pasternak	52	Executive Vice President, Chief Strategy Officer
Jeffrey W. Sherman, M.D., FACP	68	Executive Vice President, Chief Medical Officer
Elizabeth H.Z. Thompson, Ph.D.	48	Executive Vice President, Research and Development

(1)
Mr. Clayton joined us on February 28, 2022.
(2)
Mr. Cox became our executive vice president, chief financial officer on May 16, 2022.

Directors

Timothy P. Walbert. Mr. Walbert has served as our president, chief executive officer and director of Horizon since June 2008 and has served as our chairman since March 2010. From May 2007 to June 2009, Mr. Walbert served as president, chief executive officer and director of IDM Pharma, Inc., a public biotechnology company that was acquired by Takeda America Holdings, Inc. in June 2009. Prior to that, he served as executive vice president, commercial operations of NeoPharm, Inc., a public biotechnology company. From June 2001 to August 2005, Mr. Walbert served as divisional vice president and general manager of immunology, where he built and led the global development and launch of the multi-indication biologic HUMIRA, and divisional vice president, global cardiovascular strategy at Abbott, now AbbVie. From 1998 to 2001, he served as director, CELEBREX North America and arthritis team leader, Asia Pacific, Latin America and Canada at G.D. Searle & Company. Mr. Walbert has served on the board of directors of Century Therapeutics, Inc., a public biotechnology company, since October 2022, and he sits on the board of directors of the Illinois Biotechnology Innovation Organization (iBIO). Mr. Walbert is also a member of the National Organization for Rare Disorders (NORD) Advisory Board and serves on the Board of Trustees of Muhlenberg College. He previously served (i) as chairman of the board of directors of Exicure, Inc., a public clinical-stage biotechnology company, from July 2019 to February 2022; and (ii) on the board of directors of (a) Aurinia Pharmaceuticals, Inc., a public biotechnology company, from April 2020 to September 2022; (b) Assertio Holdings, Inc., a public specialty pharmaceutical company, from May 2020 to December 2020 (and before that at Zyla Life Sciences, a public pharmaceutical company, from April 2014 until May 2020, when it was acquired by Assertio); and (c) Sucampo Pharmaceuticals, Inc., a public biopharma company, from 2016 to 2018, when it was acquired by Mallinckrodt. Mr. Walbert received his bachelor of arts degree in business from Muhlenberg College, in Allentown, Pennsylvania. Our Nominating and Corporate Governance Committee and our board of directors believe that Mr. Walbert is qualified to serve as a director on the basis of his valuable biopharma industry experience, which brings important strategic insight to our board of directors as it plans our future growth.

William F. Daniel. Mr. Daniel, a chartered director and chartered accountant, is currently chair of the board of directors of Malin Corporation plc, an Ireland-based public global life sciences company. Mr. Daniel was president of the Institute of Directors of Ireland from May 2013 to May 2015, and he was originally elected to the board of the Institute of Directors in Ireland in June 2010. Prior to that, Mr. Daniel was executive vice president and company secretary of Elan Corporation plc, a public biotechnology company, and served in that role from December 2001 to December 2013, until the merger of Elan with Perrigo Company plc. He was previously an executive director of Elan between 2003 and 2007, having joined the organization as financial controller in 1994. Mr. Daniel graduated with a degree in commerce from University College Dublin. Our Nominating and Corporate Governance Committee and our board of directors believe that Mr. Daniel is qualified to serve as a director on the basis of his valuable financial and corporate governance expertise, which brings important strategic insight to our board of directors as it plans our future growth.

Michael Grey. Mr. Grey has served as chairman of the board of directors of Mirum Pharmaceuticals, Inc., a public biotechnology company, since January 2020, and as executive chairman from March 2019 to December 2019. Before that he served as chief executive officer of Mirum from the company’s inception in March 2018. He has served as executive chairman of Spruce Biosciences, Inc., a public biotechnology company, since April 2017; as executive chairman of Reneo Pharmaceuticals, Inc., a public pharmaceutical company, since December 2017; as executive chairman of Plexium, Inc., a private biotechnology company, since August 2020; and as chairman of Sorriso Pharmaceuticals, Inc., a private biotechnology company, since June 2021. He has also served as a venture partner at Pappas Ventures since January 2010. Mr. Grey served from October 2015 to January 2017 as the president and chief executive officer of Amplyx Pharmaceuticals, Inc., a private pharmaceutical company, from September 2014 to December 2017 and then as executive chairman from January 2018 until April 2021; as chairman and chief executive officer of Reneo from May 2019 until April 2020 and as executive chairman of Curzion Pharmaceuticals, Inc., a private pharmaceutical company, from May 2019 to April 2020. From February 2011 to June 2014, Mr. Grey served as president and chief executive officer of Lumena Pharmaceuticals, Inc., a biotechnology company, which was acquired by Shire plc in June 2014. He has more than 45 years of experience in the pharmaceutical and biotechnology industries and has held senior positions at a number of companies, including president and chief executive officer of SGX Pharmaceuticals, Inc. (sold to Eli Lilly and Company in 2008); president and chief executive officer of Trega Biosciences, Inc. (sold to LION Bioscience, Inc. in 2001) and president of BioChem Therapeutic Inc. Prior to these, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings PLC, culminating in his position as vice president, corporate development and director of international licensing. Mr. Grey served on the boards of directors of BioMarin Pharmaceutical Inc. from December 2005 until May 2021, and Mirati Therapeutics, Inc. from November 2014 to June 2021, both public biotechnology companies. Mr. Grey received a bachelor of science degree in chemistry from the University of Nottingham in the United Kingdom. Our Nominating and Corporate Governance Committee and our board of directors believe that Mr. Grey is qualified to serve as a director on the basis of his extensive experience managing pharmaceutical and biopharma companies, which brings important strategic insight to our board of directors as it plans our future growth.

Jeff Himawan, Ph.D. Dr. Himawan has been a managing director of Essex Woodlands Health Ventures, a venture capital firm, since 2004. Prior to that, he was an adjunct partner at Essex Woodlands from 1999 to 2001, and he was a venture partner from 2001 to 2004. Dr. Himawan co-founded Seed-One Ventures, an early-stage venture capital firm, where he served as a managing director from 1996 to 2001. Dr. Himawan also currently serves on the board of directors of MediciNova, Inc., a public biopharma company, NexEos Bio, Inc., a private biotechnology company and Light Sciences Oncology, Inc., a private biotechnology company. Previously, Dr. Himawan served on the board of directors of Catalyst Biosciences, Inc., a public biopharma company, from 2010 to 2020. He received a bachelor of science degree in biology from the Massachusetts Institute of Technology and a doctorate in biological chemistry and molecular pharmacology from Harvard University. Our Nominating and Corporate Governance Committee and our board of directors believe that, with his doctorate in biological chemistry and molecular pharmacology and as a successful venture capitalist, Dr. Himawan brings important scientific and strategic insight to our board of directors as well as experience working with the investment community.

Susan Mahony, Ph.D. Dr. Mahony serves on the board of directors of Zymeworks Inc., a public biopharma company and Assembly Biosciences, Inc., a public biotechnology company. She served on the board of directors of Vifor Pharma AG, a public pharmaceutical company, from May 2019 until its acquisition by CSL Limited in August 2022. Previously, Dr. Mahony served as senior vice president and president of Lilly Oncology and was a member of the executive committee at Eli Lilly and Company from 2009 until her retirement in August 2018. Prior to that, Dr. Mahony served in a variety of leadership roles at Eli Lilly and Company, including senior vice president, human resources and diversity; president and general manager, Lilly Canada; and executive director, global brand development. Dr. Mahony worked in sales and marketing at Bristol-Myers Squibb Company from 1995 to 2000, at Amgen Limited from 1991 to 1995, and at Schering Plough from 1989 to 1991. Dr. Mahony also serves on the board of Chordoma Foundation, a nonprofit organization dedicated to improving the lives of those affected by chordoma. She earned bachelor of science and doctor of philosophy degrees in pharmacy from Aston University, as well as a master of business administration degree from London Business School. She was awarded an honorary doctorate from Aston University. Our Nominating and Corporate Governance Committee and our board of directors believe that Dr. Mahony is qualified to serve as a director on the basis of her industry and leadership expertise, which brings important strategic insight to our board of directors as it plans our future growth.

Gino Santini. Mr. Santini currently serves on the boards of directors of Intercept Pharmaceuticals, Inc. and Collegium Pharmaceutical, Inc., both of which are public biopharma companies. Mr. Santini also serves on the boards of directors of Artax Biopharma Inc. and Enalare Therapeutics, Inc., each a private biopharma company, and is retired from a distinguished career with Eli Lilly and Company. He served as chairman of the board of directors of AMAG Pharmaceuticals, Inc., previously a public biopharma company, from February 2012 until November 2020, when AMAG was acquired by Covis Group S. à r.l. During his tenure at Eli Lilly and Company from June 1983 to December 2010, Mr. Santini held various leadership positions. He previously served on the board of directors of Allena Pharmaceuticals, Inc., a public biopharma company, from February 2012 until September 2022. Mr. Santini, fluent in four languages, holds an undergraduate degree in mechanical engineering from the University of Bologna and a master of business administration degree from the University of Rochester. Our Nominating and Corporate Governance Committee and our board of directors believe that Mr. Santini’s extensive international and domestic commercial and business development experience brings important insight to our board of directors as it plans our future growth.

James Shannon, M.D. Dr. Shannon currently serves as chairman of the board of directors of MannKind Corporation, a public biopharma company focused on treatments for diabetes, and on the board of directors of ProQR Therapeutics NV, a public biotechnology company. From May 2012 to March 2015, Dr. Shannon served as the chief medical officer of GlaxoSmithKline, or GSK, a public biopharma company, where he was responsible for matters of patient safety, general medical governance, medical ethics and integrity, medical information as well as investigations involving human subjects relating to any GSK medicine in development or on the market. Prior to that, Dr. Shannon spent more than a decade with Novartis, a public pharmaceutical company. In his last role with the company, as global head of pharma development, he was responsible for all of Novartis’s development activities, from pre-clinical through Phase 4, and oversaw an annual development budget of approximately $4 billion. Dr. Shannon received his science and medical degrees from Queen’s University in Belfast, Northern Ireland. He also serves as chairman of the board of directors of Kyowa Kirin (NA), a private biopharma company and subsidiary of Kyowa Kirin, and on the boards of directors of Leyden Labs, a private biopharma company, and MyTomorrows, a private health-based platform that collaborates with drug developers to provide early access to treatments for patients who have exhausted all other options. Our Nominating and Corporate Governance Committee and our board of directors believe that Dr. Shannon is qualified to serve as a director on the basis of his extensive clinical development experience, which brings important insight to our board of directors as it plans our future growth.

H. Thomas Watkins. Mr. Watkins is a member of the board of directors of HemoShear Therapeutics LLC, a private biotechnology company. He was director, president and chief executive officer of Human Genome Sciences, Inc., or HGS, a public biopharma company, from 2004 until HGS was acquired by GlaxoSmithKline in 2012. Before leading HGS, Mr. Watkins spent over twenty years in senior roles at Abbott and its affiliates in the United States and Asia, most recently serving as the president of TAP Pharmaceutical Products, Inc., or TAP, which was jointly owned by Abbott and Takeda Pharmaceutical Company, Inc. During his tenure, he led the growth of TAP from approximately $2 billion to over $4 billion in annual revenue. Mr. Watkins began his career in 1974 with Arthur Andersen & Co. From 1979 to 1985, he was a management consultant with McKinsey and Company, Inc., working with multinational companies in the United States, Europe and Japan. Mr. Watkins previously served on the board of directors of Vanda Pharmaceuticals Inc., a public biopharma company, from September 2006 until June 2022. He holds a bachelor’s degree from William and Mary, and a master of business administration degree from the University of Chicago Graduate School of Business. Our Nominating and Corporate Governance Committee and our board of directors believe that Mr. Watkins is qualified to serve as a director on the basis of his valuable industry experience, which brings important strategic insight to our board of directors as it plans our future growth.

Pascale Witz. Ms. Witz founded PWH Advisors, a strategic consultancy firm advising healthcare and investment companies, in November 2016 and has served as its president since that time. From September 2015 to May 2016, Ms. Witz served as executive vice president, global diabetes and cardiovascular at Sanofi, a pharmaceutical company, which she joined in July 2013 as executive vice president, pharma and CHC divisions. During her tenure at Sanofi, she launched multiple medicines across three continents and strengthened the pipeline through licensing and partnerships. Prior to Sanofi, Ms. Witz served more than 17 years at GE Healthcare where, in her final role as president and chief executive officer of its pharmaceutical diagnostics business, she ran a $2 billion integrated pharmaceutical organization that encompassed research and development through commercialization. Ms. Witz also serves on the boards of directors of Fresenius Medical Care AG & Co. KGaA, a public medical supply company; Regulus Therapeutics Inc., a public biotechnology company; PerkinElmer, Inc., a public company focused on diagnostics and life science tools; PWH Advisors; Arkuda Therapeutics, Inc., a private biopharma company; CellCarta Biosciences, a private biopharma services company; WGC Clinical Services, a private biopharma services company; and Lumanity Inc., a private technology company. She also serves as chair of RTI Surgical, Inc., a private biologics implants company. Ms. Witz previously served on the board of directors of Savencia SA, a public food and dairy company, from 2016 to 2018, and of Tesaro, Inc., then a public biopharma company, from 2018 to January 2019. Ms. Witz received her master of business administration degree in economics and marketing from INSEAD and her Master of Science in biochemistry from INSA Lyon. Our Nominating and Corporate Governance Committee and our board of directors believe that Ms. Witz is qualified to serve as a director on the basis of her valuable industry experience, which brings important strategic insight to our board of directors as it plans our future growth.

Executive Officers (other than Mr. Walbert)

Sean M. Clayton. Mr. Clayton has served as our executive vice president, general counsel since February 2022. Prior to joining Horizon, Mr. Clayton was a partner at Cooley LLP, a global law firm, where he practiced from October 2004 until February 2022, most recently as the head of the firm’s San Diego corporate practice. Before that, Mr. Clayton served as a law clerk to Judge Irma E. Gonzalez (Ret.) of the U.S. District Court for the Southern District of California. Mr. Clayton received a bachelor of arts degree in political science and economics from the University of California, San Diego and a juris doctorate degree from Stanford Law School.

Aaron L. Cox. Mr. Cox has served as our executive vice president, chief financial officer since May 2022. Mr. Cox previously served as executive vice president, finance from November 2021 to May 2022; as senior vice president, corporate development, in addition to serving as chief of staff for Timothy P. Walbert, from July 2017 to November 2021; as senior director, business development, from May 2017 to July 2017 and as director, business development from April 2016 to May 2017. Prior to joining Horizon in April 2016, Mr. Cox served as vice president, capital markets at BMO Capital Markets from July 2012 to April 2016, and before that, he held investment banking roles at Stout from 2007 to 2010 and JMP Securities from 2005 to 2006. Mr. Cox received a master of business administration from the University of Chicago and a bachelor of business administration in finance from the University of Notre Dame.

Michael A. DesJardin. Mr. DesJardin has served as our executive vice president, technical operations and corporate quality since February 2017. Mr. DesJardin previously served as our senior vice president, technical operations from October 2016 to November 2016 and as our senior vice president, life cycle management from December 2016 to January 2017. Mr. DesJardin joined Horizon from Raptor Pharmaceutical Corp., or Raptor, a public biopharma company, in October 2016 as part of the Raptor acquisition. While at Raptor, Mr. DesJardin was the senior vice president of technical operations from April 2015 to October 2016. Prior to that, Mr. DesJardin served as senior vice president of product development at Jazz Pharmaceuticals plc (formerly Jazz Pharmaceuticals, Inc.) from July 2004 to March 2015. Mr. DesJardin spent nine years as an executive director and engineering fellow at ALZA Corporation and spent 15 years at the Dow Chemical Company working in pharmaceutical and agricultural chemical development for Marion Merrill Dow. Mr. DesJardin has over 40 years of experience in pharmaceutical development. Mr. DesJardin received a bachelor of science degree in chemical engineering from the University of California, Berkeley, and is a registered professional engineer in the State of California.

Andy Pasternak. Mr. Pasternak has served as our executive vice president, chief strategy officer since March 2020 and previously served as our executive vice president, chief business officer from November 2019 until March 2020. Prior to joining Horizon, Mr. Pasternak served as a partner of Bain & Company, Inc., a global management consulting firm, from 2008 until October 2019, where he most recently led Bain & Company’s healthcare practice in the Americas and was a member of the mergers and acquisition practice. Mr. Pasternak earned a master of business administration degree from the University of Chicago and a bachelor of arts degree in economics from Northwestern University.

Jeffrey W. Sherman, M.D., FACP. Dr. Sherman has served as our executive vice president, chief medical officer since January 2018. From September 2014 to January 2018, Dr. Sherman served as our executive vice president, research and development and chief medical officer. He joined Horizon in 2009 as our executive vice president, development, manufacturing, regulatory affairs and chief medical officer. Prior to joining Horizon, Dr. Sherman served as president and board member of the Drug Information Association (DIA), a nonprofit professional association of members who work in government regulatory, academia, patient advocacy and the pharmaceutical and medical device industry. Before that he held other management roles at IDM Pharma, Inc., Takeda Global Research & Development, NeoPharm, Inc. and G.D. Searle, LLC/Pharmacia. Dr. Sherman serves on the board of directors of Xeris BioPharma Holdings, Inc., a public biopharmaceutical company, or Xeris BioPharma, and previously served on the board of directors of Strongbridge Biopharma plc from October 2016 until October 2021 and Xeris Pharmaceuticals, Inc., or Xeris, from April 2018 until October 2021. Xeris acquired Strongbridge in October 2021 and in connection therewith both Xeris and Strongbridge became wholly owned subsidiaries of Xeris BioPharma. He also serves on the board of directors of Sorriso Pharmaceuticals, Inc., a private biotechnology company, and the Biotechnology Innovation Organization (BIO) Health Section Governing Board, and the board of advisors of the Center for Information and Study on Clinical Research Participation (CISCRP). He is an adjunct assistant professor of Medicine at the Northwestern University Feinberg School of Medicine and a diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine. Dr. Sherman received his medical degree from the Rosalind Franklin University/ Chicago Medical School.

Elizabeth H.Z. Thompson, Ph.D. Dr. Thompson has served as our executive vice president, research and development since March 2021. Previously she served as our group vice president, development and external search from January 2020 to March 2021, and as our vice president, clinical development (rare disease) from June 2018 to January 2020. Prior to joining Horizon, she was with AbbVie as group scientific director, clinical development from April 2017 to May 2018 and senior scientific director, clinical development, from September 2015 to April 2017. While at AbbVie, she was the clinical lead for risankizumab (SKYRIZI), supporting global submissions and approvals. Before AbbVie, Dr. Thompson held roles at Raptor, InterMune and Amgen in a career spanning clinical development, business development and medical communications. Dr. Thompson received a bachelor of science degree in chemistry from Harvey Mudd College and a doctorate in macromolecular and cellular structure and chemistry from The Scripps Research Institute.

Board Composition

Our board of directors currently consists of nine members. We have divided our board of directors into three classes, as follows:

•
Class I, which consists of Mr. Daniel, Mr. Watkins and Ms. Witz, and whose term will expire at our 2024 annual general meeting of shareholders;
•
Class II, which consists of Mr. Grey, Dr. Himawan and Dr. Mahony, and whose term will expire at our 2025 annual general meeting of shareholders; and
•
Class III, which consists of Mr. Santini, Dr. Shannon and Mr. Walbert, and whose term will expire at our 2023 annual general meeting of shareholders.

At each annual general meeting of shareholders, the successors to directors whose terms then expire will serve until the third annual general meeting following their election and until their successors are duly elected and qualified. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management. Our directors may be removed by ordinary resolution with majority vote of our shareholders at a general meeting provided that notice of such resolution has been given in accordance with Section 146 of the Irish Companies Act 2014. Vacancies on our board of directors may be filled only by persons elected by a majority of the directors then in office, provided that a quorum is present. A director elected by our board of directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Certain Corporate Governance Matters

Audit Committee

We have a standing Audit Committee that consists of Mr. Daniel, Mr. Grey, Mr. Watkins and Ms. Witz, with Mr. Daniel serving as the chair of the Audit Committee. Our board of directors has determined that each of Mr. Daniel, Mr. Grey, Mr. Watkins and Ms. Witz meets the independence requirements of Rule 10A-3 of the Exchange Act and the Nasdaq listing standards with respect to Audit Committee members. Our board of directors has also determined that each of Mr. Daniel, Mr. Grey, Mr. Watkins and Ms. Witz qualify as an “audit committee financial expert” within the meaning of applicable SEC rules. In making this determination, our board of directors has considered their formal education, the nature and scope of their previous experience and their financial and corporate governance expertise. Each of our independent registered public accounting firm, internal audit and management periodically meet privately with our Audit Committee.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics, or Code of Conduct, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We introduced a revised, principles-based Code of Conduct in 2021 that provides an instructive set of principles, guidelines and tools to operate our business in an ethical and compliant way. The Code of Conduct is available in the investor relations section of our website at www.horizontherapeutics.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis discusses the compensation philosophy, policies and principles underlying our executive compensation decisions for the 2022 fiscal year. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to our executive officers who have been named in the Summary Compensation Table included in this Item 11 and whom we refer to as our named executive officers, or NEOs.

Our board of directors has delegated responsibility for creating, reviewing and making recommendations regarding the compensation of our executive officers to the compensation committee of our board of directors, or Compensation Committee, which is composed of independent directors under SEC regulations and the Nasdaq Listing Rules. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, to administer our equity incentive plans and to annually review and make recommendations to our board of directors who approve all compensation decisions relating to our executive officers.

Consideration of Stockholder Advisory Votes

Our say-on-pay vote held at our 2022 annual meeting of stockholders was supported by 91 percent of the votes affirmatively cast, excluding abstentions and broker non-votes. While this vote was only advisory, our Compensation Committee interpreted it to be a very positive affirmation from our stockholders that they strongly endorse our historical compensation philosophy, policies and decisions. Accordingly, the Compensation Committee determined to not make any significant changes in how it went about reviewing and setting compensation levels for our executives as a result of the 2022 say-on-pay vote. When determining how often to hold an advisory vote on executive compensation, the board recommended and our stockholders agreed upon, an annual vote. In addition to holding an annual advisory vote on executive compensation, we conduct engagement with our stockholders on executive compensation and corporate governance issues.

2022 Performance Highlights

We delivered strong corporate performance during 2022. Highlights include:

•
Successfully concluded a strategic transaction process resulting in the agreement with Amgen Inc. to acquire Horizon for $116.50 per share, or the Transaction
•
Total shareholder returns for one, three and five years of 5.6%, 214.4% and 679.5%, respectively, outperforming the Nasdaq Biotechnology Index for all three-periods
•
Strong year-over-year growth
•
Increased full-year 2022 net sales 12% to $3.6 billion, including strong year-over-year growth for all three of our growth-driver medicines:
•
Increased full-year 2022 TEPEZZA net sales 18% to $2.0 billion
•
Increased full-year 2022 KRYSTEXXA net sales 27% to $716.2 million
•
Increased full-year 2022 UPLIZNA net sales 154% to $154.6 million
•
Full-year 2022 net income of $521.5 million; full-year 2022 adjusted EBITDA increased 7% to $1.4 billion
•
In 2022, GAAP net income and non-GAAP net income were $0.52 billion and $1.14 billion, respectively. Non-GAAP net income and adjusted earnings before interest, taxes, depreciation and amortization and other amounts (adjusted EBITDA) are non-GAAP measures. We use and provide these non-GAAP financial measures so that our investors have a more complete understanding of our financial performance. In addition, these non-GAAP financial measures are among the indicators we use for planning and forecasting purposes and for measuring our financial performance. Please refer to the discussion of non-GAAP financial measures and the reconciliations thereof to GAAP measures included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K
•
Cash and cash equivalents at December 31, 2022 of $2.4 billion
•
Significant progress on our strategy to maximize the value of our on-market medicines, expand our pipeline and expand our global presence
•
Obtained U.S. FDA approval for an expanded KRYSTEXXA label to include co-administration with methotrexate
•
Announced the initiation of five clinical trials in 2022, including the TEPEZZA OPTIC-J Phase 3 trial in thyroid eye disease, or TED, in Japan to support our global expansion efforts
•
Completed enrollment in TEPEZZA chronic/low clinical activity score, or CAS, TED Phase 4 trial
•
Announced positive topline data for several trials, including two dazodalibep Phase 2 trials, one in Sjögren’s syndrome and one in rheumatoid arthritis
•
Expanded our pipeline through agreements with Q32 Bio to develop its pipeline candidate ADX-914 for the treatment of autoimmune diseases, as well as a research collaboration with Xeris for a subcutaneous injection formulation of TEPEZZA
•
Continued to advance our global expansion of UPLIZNA and TEPEZZA, obtaining regulatory approval for UPLIZNA for neuromyelitis optica spectrum disorder, or NMOSD, in the EU and Brazil, and submitting a regulatory filing for teprotumumab for TED in Brazil
•
Presented new data on TEPEZZA, UPLIZNA and KRYSTEXXA at multiple medical meetings
•
In addition, we:
•
Announced a share repurchase program of up to $500 million shares, and completed the repurchase of ordinary shares in the amount of $250 million as of December 31, 2022
•
Published our inaugural Sustainability Accounting Standards Board, or SASB, Index
•
Continued to be recognized as a top workplace in multiple well-known published rankings

Compensation Program and Governance

In 2022, our executive compensation program continued to emphasize three major pay considerations: long-term performance against our business strategies and goals, alignment of the interests of our shareholders, employees and patients, and risk mitigation. Our Compensation Committee is responsible for oversight of our executive compensation program. Highlights of 2022 policies and practices include:

•
Aligning executive compensation with corporate and individual performance
•
Maintaining strong share ownership guidelines for our executives
•
Maintaining appropriate balance between short- and long-term compensation, which discourages short-term risk taking at the expense of long-term results
•
Seeking annual shareholder advisory approval on our executive compensation
•
Engaging an independent consultant reporting directly to the Compensation Committee
•
Applying anti-pledging and anti-hedging policy for our shares
•
Capping short- and long-term incentive payouts
•
Providing retiree medical benefits for our executives and employees to support orderly succession
•
Applying an incentive compensation recoupment “clawback” policy on performance-based cash and equity incentives
•
Conducting annual compensation risk assessments
•
Actively engaging with our shareholders

Compensation Objectives

We believe in providing a competitive total compensation package to our executive management team through a combination of base salary, short-term performance-based cash incentives, long-term performance-based equity incentives, and severance and change-in-control benefits. Our executive compensation programs are designed to achieve the following objectives:

•
align the interests of our executive officers, employees, patients and shareholders by motivating executive officers to achieve performance objectives that are intended to benefit us, our employees and patients impacted by the diseases our medicines treat, as well as increase shareholder value;
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

Our Compensation Committee believes that our executive compensation program should include short- and long-term performance incentive components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. Our Compensation Committee evaluates both performance and compensation to make sure that the total compensation provided to our executive officers remains competitive relative to compensation paid by companies of similar size and stage of development that operate in the biotech industry and appropriately reflects our relative performance and our own strategic objectives.

Setting Executive Compensation

The Compensation Committee seeks to ensure that our executive compensation program is properly rewarding and motivating our executive officers while aligning their goals with our business strategy and the interests of our shareholders. To do this, our Compensation Committee conducts an annual review of the aggregate level of our executive compensation, the mix of elements used to compensate our executive officers and historic compensation levels, including prior equity awards.

When setting executive compensation opportunities, the Compensation Committee considers several factors, including:

•
each NEO’s role and responsibilities;
•
achievement of key performance objectives and milestones;
•
market factors, such as compensation practices of peer companies;
•
compensation survey data, as applicable, such as the Aon Radford Global Life Sciences Survey; and
•
retention concerns.

Role of Chief Executive Officer in Compensation Decisions

Our chief executive officer, or CEO, typically evaluates the performance of other executive officers and other employees, along with the performance of our company as a whole, against pre-established goals, on an annual basis and makes recommendations to the Compensation Committee with respect to annual base salary adjustments, short-term performance-based cash incentives and annual equity grants for the other executives. The Compensation Committee exercises its own independent discretion in approving compensation for all executive officers and assessing corporate performance against the pre-established goals. The CEO is not present during deliberations or voting with respect to his own compensation.

Risk Analysis

The Compensation Committee has reviewed our compensation policies applicable to our executive officers and other employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. The design of our compensation policies and programs encourages our executive officers and other employees to remain focused on both our short- and long-term goals. For example, while our short-term incentive plan (our annual bonus plan) measures performance on an annual basis, our long-term incentive equity grants, which consist of time-based equity awards (RSUs) and performance-based equity awards (PSUs) vest over a number of years. Furthermore, our PSUs require that we achieve a specified level of performance over multi-year periods, which we believe encourages our executives and employees to focus on executing our long-term strategy, thus limiting the potential value of excessive risk-taking.

Role of Independent Consultant

Our Compensation Committee retains the services of third-party, independent executive compensation consultants from time to time, as it sees fit, in connection with the establishment of compensation programs and related policies. The Compensation Committee has engaged Aon’s Human Capital Solutions practice, a division of Aon plc, or Aon, as its independent consultant since 2016. Total fees paid to Aon in 2022 were approximately $659,000. Aon was engaged to assist and advise on multiple aspects of compensation program design and pay setting, including, but not limited to, the following services:

•
providing the Compensation Committee information on compensation-related trends and developments in the marketplace;
•
informing the Compensation Committee of regulatory developments relating to executive compensation practices;
•
advising the Compensation Committee on appropriate peer companies for compensation pay levels and design practices, as well as relative performance comparisons;
•
assessing the executive compensation structure and sales incentive compensation to confirm that no design elements encourage excessive risk taking;
•
assessing the relationship between executive compensation and corporate performance;
•
conducting a total rewards study and pay equity study in 2021 used by the Compensation Committee when determining 2022 executive compensation; and
•
advising on market trends in the industry, including the continued impact of the COVID-19 pandemic, on compensation program design.

The Compensation Committee has assessed the independence of Aon under the applicable SEC and Nasdaq standards and concluded that the continued engagement of Aon did not raise any conflict of interest and did not adversely affect Aon’s independence.

Peer Group

Although our Compensation Committee has historically used survey data from Aon as a tool in determining executive compensation, it typically has not used a formula or “benchmark” to set our executives’ compensation in relation to this data. Instead, the Compensation Committee generally references the 50th percentile of comparable peer companies in combination with multiple other factors, such as the executives’ respective levels of experience, tenure and responsibility in determining the total target compensation for all executives. The peer group used for making 2022 compensation decisions and comparative performance analysis is shown below and was updated by our Compensation Committee in April 2021, with a focus on publicly traded commercial biotech and pharmaceutical companies.

•
Alexion Pharmaceuticals, Inc.
•
Alnylam Pharmaceuticals, Inc.
•
Biogen, Inc.
•
BioMarin Pharmaceutical Inc.
•
Exelixis, Inc.
•
Incyte Corporation
•
Ionis Pharmaceuticals, Inc.
•
Jazz Pharmaceuticals plc
•
Neurocrine Biosciences, Inc.
•
Regeneron Pharmaceuticals, Inc.
•
Seagen, Inc.
•
United Therapeutics Corporation
•
Vertex Pharmaceuticals Inc.

Alexion was acquired in July 2021 by AstraZeneca plc and therefore is no longer a publicly traded company. However, because Alexion’s most recent fiscal year executive compensation was used in making 2022 compensation decisions and comparative performance analysis, Alexion remained in the 2022 proxy peer group.

The selection criteria used at the time of the peer group review process were:

Criteria Used to Select Peer Group in April 2021
Selection Criteria		Horizon Percentile Rank
Headcount	between 500 and 5,500 employees	38th percentile
Revenue	between $1 billion and $12 billion	51st percentile
Market Capitalization	between $6.5 billion	60th percentile
	and $60 billion	(based on a 30-day average)

Elements of Executive Compensation

Our executive compensation program primarily consists of base salary, annual cash incentives and long-term incentives delivered through equity and cash awards. Employees in more senior roles have an increasing proportion of their total pay package at risk and tied to performance given that their position has greater influence on our operating results.

Element	Form	Performance Period	Objective
Base Salary	Cash (fixed)	N/A	• Recognition of an individual’s role, responsibilities and experience
• Provides competitive pay for retention purposes
Short-Term Incentive (Annual Bonus Plan)	Cash (variable)	Annual	• Variable pay designed to reward achievement of annual financial and strategic goals
Long-Term Incentives	PSU awards (variable)	Multi-year	• Promotes an ownership culture
	RSU awards (variable)	N/A	• Aligns the interests of executives with those of shareholders
• Provides meaningful incentives for management to execute on longer-term financial and strategic goals that drive shareholder value creation and support our retention strategy
•
“Variable” compensation is compensation in which the ultimate value received is contingent either (1) on performance, typically measured as financial, operational, or stock price performance, such as for performance stock unit, or PSU, awards, or (2) on the stock price value at the vesting date, such as for restricted stock unit, or RSU, awards.

2022 Pay-for-Performance Overview

A significant portion of total target compensation for our CEO and other NEOs is structured in the form of variable compensation, consisting of annual performance-based incentives and PSUs.

In line with our compensation objectives, including linking executive pay with performance, short-term performance-based incentives and PSUs are dependent on Horizon’s performance, aligning our executives’ interests with those of our shareholders for near- and long-term performance. In addition, the RSU portion of the total target compensation has a time-based vesting component so that the total potential value realized from the RSU portion is dependent on our long-term share price performance.

Total target compensation for 2022 consists of annual base salary, target annual bonus and the grant date fair value of PSU and RSU grants. The grant date fair values of PSU and RSU grants were calculated in accordance with the provisions of ASC Topic 718, as reported in the Summary Compensation Table. Approximately 57 percent of our CEO’s total target compensation for 2022 was tied to the achievement of pre-established performance goals, with time-based equity awards making up approximately 37 percent of the total. Fixed compensation (annual base salary) made up the remaining 7 percent of our CEO’s total target compensation.

Base Salary

Base salaries for our executive officers are established based on the individual’s scope of responsibilities, experience and market factors. Base salaries are generally reviewed annually, typically in connection with our annual executive compensation review process. The Compensation Committee references survey and peer group data to understand the marketplace for individuals in similar positions at the peer group companies. Based on the survey and peer group data, the Compensation Committee determined that a 4 percent increase to the base salaries of our NEOs, with the exceptions of Mr. Walbert, Mr. Hoelscher (who did not receive an increase to his base salary in light of his announced retirement) and Mr. Clayton (who joined us in February 2022), was appropriate and was consistent with industry trends. In considering the 10 percent increase to Mr. Walbert’s base salary, the Compensation Committee focused on the following items: his tenure and experience as our CEO, his impact and contributions during 2021 and recent market data on CEO compensation at our highest performing peer companies.

The annual base salaries of our NEOs as of March 1, 2022, and the increase from their prior base salary levels, were as follows:

Executive	2022 Base Salary	% Increase
Timothy P. Walbert	$1,312,615	10%
Aaron L. Cox	644,800	4%
Paul W. Hoelscher (1)	660,000	0%
Sean M. Clayton (2)	650,000	—
Elizabeth H.Z. Thompson, Ph.D.	598,000	4%
Andy Pasternak	724,148	4%
(1)
Mr. Hoelscher informed us of his intention to retire in October 2021. Based on this, he did not receive an annual compensation increase in 2022.
(2)
Mr. Clayton joined us in February 2022.

Short-Term Incentive Program: Annual Bonus

We provide performance-based cash annual bonuses as an incentive for our executives to achieve pre-established financial and strategic goals. These bonuses may range in payout from 0 percent for performance below the threshold level of achievement to 200 percent of targeted payout levels for performance at or above the maximum level of achievement.

The 2022 target bonus opportunities (expressed as a percentage of base salary paid during the full fiscal year) for our NEOs, which increased by 15 percentage points year-over-year for our CEO and by 10 percentage points year-over-year for our other NEOs (other than Mr. Clayton, who joined us in February 2022), in each case to align their respective target bonus opportunities more closely with market data, were as follows:

Executive	Threshold	Target	Maximum
Timothy P. Walbert	98%	130%	260%
Aaron L. Cox	53%	70%	140%
Paul W. Hoelscher(1)	53%	70%	140%
Sean M. Clayton(2)	53%	70%	140%
Elizabeth H.Z. Thompson, Ph.D.	53%	70%	140%
Andy Pasternak	53%	70%	140%
(1)
Pursuant to the agreement we entered into with Mr. Hoelscher in connection with his retirement, Mr. Hoelscher was eligible to receive a pro-rated 2022 bonus award based on applicable 2022 achieved performance levels.
(2)
Mr. Clayton joined us in February 2022 and was eligible to receive a pro-rated bonus based on the period of his employment with us during 2022. Prior to Mr. Clayton’s start date and at the same time the Compensation Committee approved the 2022 target bonus opportunities for our other NEOs, the Compensation Committee approved an increase to the target bonus opportunity set forth in Mr. Clayton’s employment agreement from 60 percent of his base salary to 70 percent of his base salary to align his target bonus opportunity more closely with market data.

In early 2022, the Compensation Committee determined that our annual bonus plan would provide our executives the opportunity to earn performance-based cash awards based on the achievement of a combination of financial goals (60 percent weighting) and strategic goals (40 percent weighting).

Financial Goals

The 60 percent weighting of the financial goals was allocated between a total net sales goal, weighted at 30 percent, and an internal adjusted earnings before interest, tax, depreciation and amortization, or internal adjusted EBITDA, goal, weighted at 30 percent. We increased the weighting of our internal adjusted EBITDA goal by 5 percent year-over-year to reflect our heightened focus on margin expansion for 2022.

Total Net Sales. The performance targets for the total net sales goal are set forth below.

	Performance Levels
Total Net Sales ($ millions)	Percentage of Target Bonus	Threshold 75%	Target 100%	125%	150%	Maximum 200%
	30%	$3,860	$3,965	$4,060	$4,160	$4,260

Internal Adjusted EBITDA: The performance targets for the internal adjusted EBITDA goal are set forth below.

	Performance Levels
Internal Adjusted EBITDA ($ millions) (1)	Percentage of Target Bonus	Threshold 75%	Target 100%	125%	150%	Maximum 200%
	30%	$1,550	$1,670	$1,774	$1,850	$1,950
(1)
Internal adjusted EBITDA used in our performance targets for compensation purposes differs from the adjusted EBITDA that we report as part of our non-GAAP financial results. Adjusted EBITDA represents adjusted earnings before interest, taxes, depreciation and amortization and other amounts, or EBITDA, and is used and provided as a non-GAAP financial measure so our investors have a more complete understanding of our financial performance. Internal adjusted EBITDA contains additional adjustments to adjusted EBITDA to exclude upfront and milestone payments related to collaboration and license agreements.

Strategic Goals

The Compensation Committee established three strategic goals (with a total weighting of 40 percent) for 2022:

Research and Development, or R&D, and Technical Operations Milestones (15%)

•
Achieve key clinical, regulatory and technical operations milestones for TEPEZZA and KRYSTEXXA
•
Complete enrollment of at least six trials
•
Complete drug product and drug substance biologic manufacturing strategy and begin executing

Human Capital Management, Compliance and ESG (10%)

•
Ensure a corporate culture of compliance by ensuring effective processes and training are in place
•
Continue to foster Horizon as a great place to work by driving key human capital metrics
•
Further establish key leadership development programs to drive culture of development
•
Continue to drive inclusion and diversity initiatives
•
Continue to advance our ESG program and disclosure

Business Development Initiatives (15%)

•
Continue to grow and diversify the product portfolio and pipeline by announcing new acquisition(s) and/or licensing transactions that advance our strategic goals
•
Put in place additional collaborations to advance and expand our discovery stage pipeline

The Compensation Committee chose these three strategic goals because it believed these were the best indicators of the achievement of our operating plan, and they represented the factors most critical to increasing total shareholder value in 2022.

Determination of 2022 Cash Annual Bonus Amounts

In connection with its review of various compensation matters related to the pending Transaction in December 2022, the Compensation Committee discussed the annual bonus program and considered whether it remained appropriate for payouts to be based solely on achievement of the financial and strategic goals that were established earlier in the year. Specifically, the Compensation Committee considered existing progress towards achieving the corporate financial and strategic goals described above, as well as the significant shareholder value represented by the pending Transaction, the fact that management had devoted substantial attention to the process leading to the pending Transaction, the Compensation Committee’s desire for management to focus on the successful closing of the Transaction, and other intervening events that impacted the ability to achieve certain of the previously established corporate goals, including the at-risk launch of a generic version of PENNSAID 2% and our decision to wind down our former inflammation business.

Following this discussion, the Compensation Committee determined that basing annual bonus plan payouts on achievement of the financial and strategic goals established earlier in the year no longer served as the best performance indicator and on-going incentive for our executives and other employees. As a result, and in light of the significant shareholder value represented by the pending Transaction, the Compensation Committee determined that a payout at the 100 percent level was appropriate to effectively compensate executives for 2022 performance.

Based on that determination, the Compensation Committee approved cash bonus awards for our NEOs as follows:

Executive	2022 Target Bonus Opportunity	Total % of Target Bonus Earned	2022 Earned Annual Bonus
Timothy P. Walbert	$1,681,324	100%	$1,681,324
Aaron L. Cox	448,554	100%	448,554
Paul W. Hoelscher	172,142	100%	172,142
Sean M. Clayton(1)	382,699	100%	382,699
Elizabeth H.Z. Thompson, Ph.D.	415,998	100%	415,998
Andy Pasternak	503,752	100%	503,752
(1)
Mr. Clayton joined us in February 2022 and was eligible to receive a pro-rated bonus based on the period of his employment with us during 2022.

In December 2022, in order to eliminate or mitigate the potential tax impact of Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, or Section 280G, and Section 4999 of the Code, or Section 4999, on us and our executive officers with respect to past or future payments to certain executive officers in connection with the pending Transaction, our Compensation Committee determined that the approved cash bonus awards to Mr. Cox, Mr. Clayton, Dr. Thompson and Mr. Pasternak would be paid on December 30, 2022. The approved cash bonus awards to Mr. Walbert and Mr. Hoelscher will be paid on March 15, 2023.

Long-Term Incentive Program

2022 Long-term Incentive Grants. We have adopted a regular, annual long-term incentive grant schedule of awarding equity awards in the form of RSUs and PSUs to our executive officers. In addition, our performance-based equity compensation is aligned with all of our stated compensation objectives, including the linking of executive pay with performance, and aligning the interests of our executive officers and shareholders with a large portion of the equity grants vesting contingent on performance and requiring continued service. Further, we believe that annual grant cycles allow us to more easily manage shareholder dilution and burn rate, while still providing market-competitive incentive opportunities.

As part of our annual long-term incentive plan, on January 4, 2022, we awarded an equal mix of PSUs and time-vested RSUs to our NEOs (other than Mr. Hoelscher, who only received a pro-rated number of time-vested RSUs in light of his announced retirement, and Mr. Clayton, who joined us after the 2022 long-term incentive grants were made). The components of the long-term incentive plan were as follows:

2022 Long-Term Incentive Components
	PSUs	RSUs
Performance Criteria/Period	•3-year Relative TSR	N/A
(50%) (2022-2024)
•R&D and Technical Operations Goals
over a 3-year period (30%) (2022-2024)
•Financial Goals
over a 2-year period (20%) (2022-2023)
Maximum Award	Relative TSR PSUs:	N/A
•200% of target award(1)
R&D and Technical Operations PSUs:
•200% of target award
Financial PSUs:
•200% of target award
Service Vesting Period	Relative TSR PSUs:	Vest one-third annually over 3 years
•At the end of the 2022-2024 performance period
R&D and Technical Operations PSUs:
•At the end of the 2022-2024 performance period
Financial PSUs:
•2/3 vest on January 5, 2024
•1/3 vest on January 5, 2025
Post-Issuance Holding Period	1 year	1 year
(1)
If our absolute TSR is negative for the three-year period of 2022 to 2024, the maximum award is 100 percent of target award.

Our NEOs received RSU and PSU grants in January 2022 for the following share amounts:

Executive	Time-Vested RSUs	Performance-Based PSUs
Timothy P. Walbert	73,796	73,797
Aaron L. Cox	23,805	23,805
Paul W. Hoelscher(1)	9,522	—
Sean M. Clayton(2)	—	—
Elizabeth H.Z. Thompson, Ph.D.	21,424	21,425
Andy Pasternak	23,805	23,805

(1)
In light of Mr. Hoelscher’s announced retirement, Mr. Hoelscher received a pro-rated number of time-vested RSUs based on his service as our chief financial officer through his announced retirement date of May 16, 2022, and he did not receive performance-based PSUs.
(2)
Mr. Clayton joined us on February 28, 2022, after the January 2022 awards were granted. He received a grant of 42,387 time-vested RSUs as a sign-on grant for joining us.

Time-Vested RSUs

The time-vested RSUs are generally subject to three-year annual vesting over the service period beginning on January 5, 2022 and ending on January 5, 2025.

Pursuant to the agreement we entered into with Mr. Hoelscher in connection with his retirement in May 2022, which is described in the section entitled “Retirement and Transition Agreement With Paul W. Hoelscher” below, Mr. Hoelscher’s time-vested RSUs will continue to vest on their original vesting schedules subject to his continued service as a part-time advisor to us.

Performance-Based PSUs

The performance-based PSUs use three long-term performance metrics: the first component is tied to relative TSR over a three-year period, or Relative TSR PSUs; the second component is tied to the number of pre-established R&D and technical operations goals achieved over a three-year period, or R&D and Technical Operations PSUs; and the third component is tied to the achievement of two financial goals over a two-year period, or Financial PSUs. The Compensation Committee’s decision to include all longer-term (two- or three-year) metrics in the PSU award design was made in line with shareholder feedback.

The performance-based PSUs are determined by the following criteria:

•
Relative TSR (50%): Our relative TSR performance over a three-year period ending December 31, 2024, as measured against the components of the Nasdaq Biotechnology Index, or NBI;
•
R&D and Technical Operations (30%): The number of pre-established R&D and technical operations goals achieved during the three-year period ending December 31, 2024, which generally relate to initiating Phase 3 clinical trials for certain of our medicines, receiving regulatory approvals for certain of our medicines and submitting supplemental biologics license applications to the FDA for certain of our medicines; and
•
Financial (20%): Our total net sales of our infused medicines – TEPEZZA, KRYSTEXXA and UPLIZNA – and our internal adjusted EBITDA, in each case during the two-year period ending December 31, 2023.

Long-Term Incentive Performance

2022 PSUs. Determination of the attainment level of the Relative TSR PSUs and the attainment level of the R&D and Technical Operations PSUs will be made following the three-year performance period ending December 31, 2024. Determination of the attainment level of the Financial PSUs will be made following the two-year performance period ending December 31, 2023.

2021 R&D and Business Development PSUs. In January 2021, we granted performance-based PSUs tied to the number of pre-established R&D and business development goals achieved over the two-year period ending December 31, 2022, or R&D/BD PSUs. The number of R&D/BD PSUs that an executive was eligible to earn was based on the number of approved programs (i.e., active clinical-stage development programs (including acquired or in-licensed programs) targeting new indications, new product approvals, or geographical expansions with current or acquired assets) initiated, completed or acquired during the two-year performance period.

	R&D/BD PSU Performance Levels
Multiplier	0%	70%	100%	150%	200%
Number of Approved Programs	<3	3 or 4	5 or 6	7 or 8	>8

In December 2022, the Compensation Committee determined that we exceeded the maximum goal of more than eight approved programs during the two-year performance period. Among the key target programs that the Compensation Committee determined were achieved during the two-year performance period were:

•
TEPEZZA OPTIC-J Phase 3 Clinical Trial
•
KRYSTEXXA MIRROR Randomized Control Trial
•
UPLIZNA for NMOSD in Europe
•
UPLIZNA IgG4-RD Phase 3 Clinical Trial
•
UPLIZNA Myasthenia Gravis Phase 2 Clinical Trial
•
Dazodalibep Sjögren’s Syndrome Phase 2 Clinical Trial
•
Daxdilimab Systemic Lupus Erythematosus Phase 2 Clinical Trial
•
Daxdilimab Alopecia Areata Phase 2 Clinical Trial
•
HZN-825 Diffuse Cutaneous Systemic Sclerosis Phase 2 Clinical Trial
•
HZN-825 Idiopathic Pulmonary Fibrosis Phase 2 Clinical Trial
•
HZN-1116 Phase 1 Clinical Trial

The eligible executives therefore each vested in the number of R&D/BD PSUs set forth in the table below, which represents 200 percent (the maximum payout percentage) of their target number of R&D/BD PSUs:

Executive	Target R&D/BD PSUs	Determined R&D/BD PSUs
Timothy P. Walbert(1)	26,196	52,392
Aaron L. Cox(2)	6,986	13,972
Paul W. Hoelscher(1)	8,732	17,464
Sean M. Clayton(3)	—	—
Elizabeth H.Z. Thompson, Ph.D.(3)	—	—
Andy Pasternak(2)	8,732	17,464
(1)
Two-thirds of the determined R&D/BD PSUs vested on January 5, 2023 and one-third will vest on January 5, 2024, subject to the executive’s continued service through each vesting date.
(2)
Two-thirds of the determined R&D/BD PSUs vested on December 30, 2022 and one-third will vest on January 5, 2024, subject to the executive’s continued service through each vesting date. Our Compensation Committee approved accelerating the vesting from January 5, 2023 to December 30, 2022 in order to eliminate or mitigate the potential tax impact of Section 280G and Section 4999 on us and our executive officers in connection with the pending Transaction.
(3)
Mr. Clayton and Dr. Thompson each were not members of the executive committee at the time the R&D/BD PSUs were granted.

2020 Relative TSR PSUs. In January 2020, we granted performance-based PSUs tied to our TSR performance relative to the TSR of the components of the NBI over the three-year performance period ending December 31, 2022. The number of 2020 Relative TSR PSUs that an executive was eligible to earn was determined as follows, with linear interpolation between performance levels:

	2020 3-Year TSR PSU Payout as a Percent of the Target (50th Percentile)
Percentile Rank	<25th	25th	50th	60th	75th	≥90th
Percentage Payout	0%	50%	100%	125%	150%	200%

In December 2022, the Compensation Committee determined that, at the end of the three-year performance period, Horizon’s absolute TSR was 217 percent, which was determined to be at the 97th percentile of the NBI components for the performance period. The eligible executives therefore each vested in the number of 2020 Relative TSR PSUs set forth in the table below, which represents 200 percent (the maximum payout percentage) of their target number of 2020 Relative TSR PSUs:

Executive	Target Relative TSR PSUs	Vested Relative TSR PSUs
Timothy P. Walbert	52,249	104,498
Aaron L. Cox	8,708	17,416
Paul W. Hoelscher	13,062	26,124
Sean M. Clayton(1)	—	—
Elizabeth H.Z. Thompson, Ph.D.(1)	—	—
Andy Pasternak	13,062	26,124
(1)
Mr. Clayton and Dr. Thompson each were not members of the executive committee at the time the 2020 Relative TSR PSUs were granted.

Additional Compensation Policies and Practices

Executive Share Ownership Guidelines. We have share ownership guidelines that establish the following minimum ownership levels within five years of the adoption of the guidelines (or within five years of the date an executive officer first becomes subject to them): five times base salary for the chief executive officer and two times base salary for executive officers. Individual ownership interest versus the guidelines is reviewed annually using an average share price for a calendar quarter prior to the review date. Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (including stock units that have vested but not yet settled); shares retained after an option exercise or issuance under another type of equity award granted under our equity incentive plans; shares retained after purchase under our Employee Share Purchase Plan; shares subject to RSUs that have not vested and shares held in trust for the benefit of the individual or his/her spouse. Any unvested PSUs and unexercised stock options, whether vested or unvested, are not counted toward satisfaction of these ownership guidelines.

Holding Period Policy. RSU and PSU awards granted to executive officers on or after January 5, 2018 provide that shares issued in settlement of such equity awards are subject to a minimum holding period of one year before the shares may be sold or transferred. RSU and PSU awards granted to Dr. Sherman prior to his becoming an executive officer in February 2020 and prior to Mr. Cox becoming an officer in May 2022 are not subject to the one-year holding period requirement.

Hedging and Pledging Policies. Our Insider Trading Policy prohibits our executive officers, other employees, non-employee directors and consultants from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our ordinary shares at any time. In addition, none of our officers, directors, other employees or consultants may margin or pledge, or make any offer to margin or pledge, any of our ordinary shares, including without limitation, borrowing against the value of such ordinary shares, at any time.

Clawback Policy. As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, in January 2018, the Compensation Committee approved our Incentive Compensation Recoupment Policy, which provides for recoupment of certain compensation paid to our executive officers under certain circumstances involving material financial restatements. Any cash and equity incentive compensation that is paid, awarded or vested based on the achievement of reported financial results and that is approved, granted or awarded on or after January 5, 2018 is subject to potential recoupment in accordance with the terms of the Incentive Compensation Recoupment Policy, including but not limited to any compensation approved, granted or awarded under our annual cash bonus plan and PSUs under our long-term incentive plan.

Timing of Equity Awards. Grants of equity awards to our executive officers are generally determined and approved at our pre-scheduled quarterly Compensation Committee meetings whenever practicable. However, the Compensation Committee may otherwise approve the grant of equity awards in advance of its next scheduled meeting in connection with a new hire, promotion, and other circumstances where the Compensation Committee deems it appropriate to make such grants. Starting in 2018, our equity program has included performance vesting metrics for a performance period that begins in January. Given that, since 2018 our process has been to approve the final grants for our equity program at a special meeting of the Compensation Committee in January. We expect to continue having a significant portion of our executive officer equity compensation to include performance vesting metrics and believe it is likely that future-year grants will be approved at special Compensation Committee meetings in January.

To the extent we grant stock options, the exercise price would not be less than the closing price of our ordinary shares on Nasdaq on the grant date. It is our policy not to purposely accelerate or delay the public release of material information in consideration of a pending equity grant to allow the grantee to benefit from a more favorable exercise price. We recognize that a release of information by us in close proximity to an equity grant may appear to be an effort to time the announcement to a grantee’s benefit (even if no such benefit was intended). Accordingly, it is our policy that our management team makes a good faith effort to advise the Compensation Committee whenever it is aware that material non-public information is planned to be released to the public in close proximity to the grant of equity awards.

Accounting and Tax Considerations. We account for share-based awards exchanged for employee services in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation — Stock Compensation (ASC Topic 718). Assumptions used in the calculation of these awards are included in Note 19, Share-Based and Long-Term Incentive Plans, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

Under Section 162(m) of the Code, compensation paid to any publicly held corporation’s “covered employees” that exceeds $1 million per taxable year for any covered employee is generally non-deductible unless it qualifies as “performance-based compensation” under Section 162(m) and is paid pursuant to a written binding contract which was in effect on November 2, 2017 and which is not modified in any material respect on or after such date.

Compensation paid to each of our “covered employees” in excess of $1 million per taxable year generally will not be deductible unless it qualifies for the performance-based compensation exception under Section 162(m) pursuant to the transition relief described above. Because of certain ambiguities and uncertainties as to the application and interpretation of Section 162(m), as well as other factors beyond the control of the Compensation Committee, no assurance can be given that any compensation paid by us will be eligible for such transition relief and be deductible by us in the future. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our NEOs in a manner consistent with the goals of our executive compensation program and the best interests of our company and our shareholders, which may include providing for compensation that is not deductible due to the deduction limit under Section 162(m). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with our business needs.

Severance and Change in Control Benefits. Our NEOs are provided with certain severance benefits in order to assist us in recruiting and retaining talented individuals and align the executives’ interests with the best interests of the shareholders. We believe these severance benefits are consistent with those provided by our peer group are an essential element of our overall executive compensation package due to the competitive market for executive talent in our industry. The Compensation Committee believes that the severance benefits are an important element of the NEOs’ retention and motivation and that the benefits of such severance rights agreements, including generally requiring a release of claims against us and entering into a non-competition agreement as a condition to receiving any severance benefits are in our best interests. Enhanced severance benefits are provided for a qualifying termination that occurs in connection with a change in control because the severance benefits are also intended to eliminate, or at least reduce, the reluctance of our executive officers to diligently consider and pursue potential change-in-control transactions that may be in the best interests of our shareholders.

In addition, in March 2023, we entered into an Excise Tax Gross-Up Agreement with Dr. Thompson. Entering into such agreement was consistent with our prior disclosure that in connection with the Transaction, we intended to enter into tax reimbursement agreements with certain employees, pursuant to which we would agree to make tax reimbursement payments to such employees to the extent such employees are subject, in connection with the Transaction, to an excise tax imposed by Section 4999 of the Code in an amount that generally would place them in the same after-tax position that they would have been in if no excise tax had applied and no tax reimbursement payment had been made. Under the terms of the transaction agreement with Amgen, the maximum potential tax reimbursement payments to all affected employees shall not exceed $30 million in the aggregate.

A description of the severance benefits provided under our executive officer employment agreements is provided below under the heading “Potential Payments Upon Termination or Change in Control.”

Retirement and Transition Agreement With Paul W. Hoelscher. Paul W. Hoelscher, our former executive vice president, chief financial officer, retired effective May 16, 2022. In connection with Mr. Hoelscher’s retirement, we entered into an executive employment and transition agreement with Mr. Hoelscher, or the Hoelscher Transition Agreement, which provides that, in exchange for (1) a release of claims in favor of us and (2) Mr. Hoelscher’s compliance with his contractual and legal obligations to us, including certain non-competition, non-solicitation and confidentiality provisions, we would provide the following to Mr. Hoelscher: (i) continued eligibility to receive a pro-rated 2022 bonus award (which was paid in the amount of $172,142 as further described above under “Short-Term Incentive Program: Annual Bonus—Determination of 2022 Cash Annual Bonus Amounts”; (ii) continued health benefits through December 31, 2022 (the actual amount of which was $19,322); and (iii) continued use of personal financial advisory services paid by us through December 31, 2023 (the actual amount of which for the period following Mr. Hoelscher’s retirement was $17,953, which consisted of $10,000 in financial advisory services and $7,953 in the related tax gross up).

In addition, pursuant to the terms of the Hoelscher Transition Agreement, Mr. Hoelscher agreed to serve as a part-time advisor to us from May 17, 2022 until such advisor relationship is terminated by either party, or such period, the Part-Time Advisor Period. During the Part-Time Advisor Period, we agreed to (1) pay Mr. Hoelscher a fee of (x) $27,500 per month through May 16, 2023 and (y) $5,000 per year after May 16, 2023, (2) reimburse Mr. Hoelscher for reasonable and documented out-of-pocket costs and expenses actually incurred in connection with providing the services we request, and (3) consider Mr. Hoelscher’s change of status from an employee to an advisor, and Mr. Hoelscher’s service to us during the Part-Time Advisor Period, as service as a “Consultant” and to constitute “Continuous Service” for purposes of our equity incentive plans, so, therefore, each of Mr. Hoelscher’s equity awards that were granted under any of our equity incentive plans and were outstanding as of May 16, 2022 will continue to vest in accordance with their terms during the Part-Time Advisor Period. Moreover, if we terminate the Part-Time Advisor Period after May 16, 2023 or if the Part-Time Advisor Period is terminated due to Mr. Hoelscher’s death, then, with respect to each of Mr. Hoelscher’s equity awards that are outstanding as of the date of such termination: (i) such equity award will continue to vest in accordance with its terms on and following the date of such termination as if his employment had continued through the applicable performance and vesting periods of such awards; (ii) any such equity award that is a stock option (a) may be exercised (to the extent vested on the date of exercise) until the expiration of its original full term and (b) will remain outstanding until the earlier of the date it is fully exercised or the expiration of its original full term; (iii) any such equity award that is an RSU award will remain outstanding until it is fully settled; and (iv) any such equity award that is a PSU award will remain outstanding until it is fully settled based upon the achievement of the applicable performance-based vesting conditions.

Deferred Compensation Plan. All of our executive officers are eligible to participate in our non-qualified Deferred Compensation Plan, which allows the participants to defer receipt of their compensation and recognition of associated income taxes without being subject to the deferral contribution limits of our 401(k) Plan, which provides additional tax and financial planning flexibility. Our policy is to match Deferred Compensation Plan deferrals under the same matching contribution formula that we apply to our 401(k) Plan. Accordingly, the matching contribution formula for our Deferred Compensation Plan is 100 percent of the first 6 percent of salary deferrals, which is the same “safe harbor” matching contribution formula that applies to our 401(k) Plan. Matching contributions to our Deferred Compensation Plan are immediately fully vested contingent upon completion of one year of employment in order to closely align to the vesting schedule of our safe harbor matching contributions to our 401(k) Plan, which are immediately fully vested when made. A description of our Deferred Compensation Plan is provided below under the heading “Nonqualified Deferred Compensation.”

Retention Bonuses. In December 2022, we granted retention bonus awards to certain key employees determined to be critical to the completion of the Transaction and the post-completion efforts, including Dr. Thompson and Mr. Clayton. Dr. Thompson’s retention bonus award, which has a value of $2,500,000, and Mr. Clayton’s retention bonus award, which has a value of $5,000,000, were each paid in a lump sum cash payment in December 2022 and are subject to repayment to us in the event of the executive’s termination for “cause” or resignation without “good reason” (each as defined in the executive’s employment agreement), as follows: (i) 100 percent of the retention bonus award is subject to repayment if such termination or resignation occurs prior to the consummation of the Transaction (referred to herein as the Completion Date); and (ii) 50 percent of the retention bonus award is subject to repayment if such termination or resignation occurs after the Completion Date and prior to the six-month anniversary of the Completion Date (such repayment requirements collectively referred to herein as the Clawback Right). In the event of the executive’s (i) termination without cause, (ii) termination due to death or disability, or (iii) resignation for good reason, in each case, at any time while a portion of the Clawback Right is outstanding, the remaining Clawback Right will lapse in connection with such termination or resignation.

Sean Clayton New-Hire Compensation. Mr. Clayton commenced serving as our executive vice president, general counsel, in February 2022. In connection with his hire, Mr. Clayton received a one-time cash sign-on bonus of $1,000,000, with the first half paid in March 2022 and the second half paid in December 2022. In the event Mr. Clayton was terminated for “cause” or he resigned without “good reason” (each as defined in Mr. Clayton’s employment agreement) during 2022, he would have been required to repay 100 percent of his total sign-on bonus. In the event Mr. Clayton is terminated for cause or he resigns without good reason during 2023, he will be required to repay 50 percent of his total sign-on bonus. In connection with his hire, we also granted a new hire RSU award to Mr. Clayton with a grant date fair value of $3,839,414 on March 1, 2022. The new hire RSU award vests in three equal annual installments, subject to Mr. Clayton’s continued service through each vesting date. For further information regarding the terms governing Mr. Clayton’s new hire RSU award, see “Potential Payments Upon Termination or Change in Control” below.

Other Benefits. All of our executive officers are eligible to receive our standard employee benefits, such as participation in our 401(k) Plan, medical, dental, vision coverage, short-term disability insurance, long-term disability insurance, group life insurance, retiree medical benefits, paid time off, holiday, and the Employee Share Purchase Plan, in each case on the same basis as our other employees. Our Paid-Time-Off Policy for employees generally allows no more than 40 paid-time-off hours to be carried over to the following year, except in cases where a carry-over limit is not legally permitted.

We reimburse our executive officers for any travel expenses and related tax gross ups they incur in connection with any business-related travel which does not meet the strict eligibility requirements to be treated as a non-taxable business expense reimbursement in accordance with applicable tax guidelines. We believe that the cost of providing these benefits is reasonable in light of the benefit to our business of having our executive officers more focused on attaining our business objectives in connection with any business-related travel. We also reimburse our executive officers for certain personal financial planning services incurred annually and related tax gross ups. We believe that financial planning by experts reduces the time our executives spend on that topic and assists our executives in making the most of the financial rewards provided by us. We also cover costs related to comprehensive annual executive physical health examinations for our executives. We believe the cost of providing these health examinations is reasonable in light of the benefit to our business of facilitating the health of our executives. Additionally, we have sponsored various teams, events and venues and have received tickets to various sporting events, concerts and other events in connection with such sponsorships. We have provided our executive officers with such tickets for personal entertainment, including related tax gross ups, from time to time.

Our security team regularly evaluates the level of security appropriate for our senior executives, specifically our CEO and chief financial officer, or CFO, taking into account their public profile and the critical role they play in our organization. As a result of these assessments, and based on our security team’s recommendation, our board of directors requires that our CEO use the aircraft we fractionally own through a third-party operator for all business and personal travel. Personal use of such aircraft by other executives is permitted only in limited circumstances and requires CEO approval. Additionally, based upon the recommendation of our security team and approval by our board of directors, beginning in March 2022, our CEO is also provided with a car and driver to ensure his individual safety and security. Based on ongoing analyses of security, use of a car and driver may also be provided to a select number of other executives from time to time. Lastly, beginning in 2022, reimbursement for the installation and maintenance of residential security systems is provided to our CEO, CFO and potentially other senior executives when deemed appropriate by our security team. We consider these security measures to be reasonable and appropriate expenses for the benefit to us and not a personal benefit to our executives. However, in accordance with SEC disclosure rules, the aggregate incremental cost of these services is reported in the “Summary Compensation Table.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)		Stock Awards (2)(3)	Option Awards	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Timothy P. Walbert	2022	$1,292,727	$1,681,324		$16,601,305	$—	$—	$528,513	$20,103,869
Chairman, President and	2021	1,186,561	—		15,818,363	—	4,174,963	173,571	21,353,458
Chief Executive Officer	2020	1,146,542	—		16,149,668	—	4,137,046	199,548	21,632,803
Aaron L. Cox	2022	640,667	448,554		5,817,498	—	—	267,824	7,174,543
Executive Vice President,
Chief Financial Officer
Paul W. Hoelscher (6)	2022	249,792	172,142		928,871	—	—	471,776	1,822,581
Former Executive Vice President,	2021	650,653	-		5,272,731	—	1,215,500	204,773	7,343,656
Chief Financial Officer	2020	600,569	-		4,037,409	—	1,170,683	106,485	5,915,146
Sean M. Clayton (7)	2022	547,685	6,382,699	(8)(9)	3,839,414	—	—	102,409	10,872,207
Executive Vice President,
General Counsel
Elizabeth H.Z. Thompson, Ph.D.	2022	594,167	2,915,998	(10)	4,819,700	—	—	151,155	8,481,020
Executive Vice President,
Research and Development
Andy Pasternak	2022	719,506	503,752		5,355,203	—	—	174,333	6,752,794
Executive Vice President,	2021	692,372	—		5,272,731	—	814,368	167,855	6,947,326
Chief Strategy Officer	2020	669,021	250,000	(11)	4,037,409	—	802,825	66,872	5,826,126
(1)
On December 10, 2022, the Compensation Committee determined that annual cash bonuses for 2022 would be paid based on target amounts, as discussed in greater detail in the section entitled “Short-Term Incentive Program: Annual Bonus - Determination of 2022 Cash Annual Bonus Amounts” in our “Compensation Discussion and Analysis” above. Mr. Cox, Mr. Clayton, Dr. Thompson and Mr. Pasternak received payment of this bonus on December 30, 2022. The remaining NEOs will receive payment of this bonus in March 2023.

(2)
Amounts shown in this column do not reflect actual compensation received by our NEOs. The amounts reflect the grant date fair value of the awards and are calculated in accordance with the provisions of ASC Topic 718. Assumptions used in the calculation of these awards are included in Note 19, Share-Based and Long-Term Incentive Plans, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. The amounts shown in this column include RSUs and PSUs granted in 2020, 2021 and 2022. For further information regarding such equity awards, see the “Grants of Plan-Based Awards” and “Outstanding Equity Awards at December 31, 2022” tables and related footnotes below and “2022 Long-Term Incentive Grants” in our “Compensation Discussion and Analysis” above. Values for the performance-based PSUs in the table above reflect values less than the maximum potential value of the awards. For each of Messrs. Walbert, Hoelscher and Pasternak, the amount shown for 2020 also includes the incremental fair value associated with the modification of performance-based PSUs that were granted in January 2020, as previously described in the proxy statement for our 2021 Annual General Meeting of Shareholders under the heading, “COVID-19 Related Modification of KRYSTEXXA PSUs.”
(3)
The table below presents the aggregate grant date fair value of the stock awards for the periods presented assuming achievement at the maximum level for any PSUs:

Name and Principal Position	Year	RSU Awards	PSU Awards at Maximum Level	Total Stock Awards at Maximum Level
Timothy P. Walbert	2022	$7,198,800	$18,805,011	$26,003,811
Chairman, President and	2021	6,901,140	12,367,760	19,268,900
Chief Executive Officer	2020	5,712,612	12,573,289	18,285,901
Aaron L. Cox	2022	2,522,616	6,589,765	9,112,381
Executive Vice President,
Chief Financial Officer
Paul W. Hoelscher	2022	928,871	—	928,871
Executive Vice President,	2021	2,300,358	4,122,552	6,422,910
Chief Financial Officer	2020	1,428,145	3,143,293	4,571,438
Sean M. Clayton	2022	3,839,414	—	3,839,414
Executive Vice President,
General Counsel
Elizabeth H.Z. Thompson, Ph.D.	2022	2,089,911	5,459,578	7,549,489
Executive Vice President,
Research and Development
Andy Pasternak	2022	2,322,178	6,066,050	8,388,228
Executive Vice President,	2021	2,300,358	4,122,552	6,422,910
Chief Strategy Officer	2020	1,428,145	3,143,293	4,571,438
(4)
As applicable, reflects performance incentives for fiscal years 2021 and 2020 that were earned and paid in March 2022 and March 2021, respectively, pursuant to our annual bonus plan in effect for such fiscal year. For further information, see the “Compensation Discussion and Analysis” above. Amounts in 2021 and 2020 include the following amounts earned under our 2018 cash incentive plan which were earned and paid to Messrs. Walbert and Hoelscher in each of January 2021 and 2020: $1,500,000 paid to Mr. Walbert and $450,000 paid to Mr. Hoelscher.

(5)
Amounts shown in this column include the following items:

Name	Year	Life Insurance Benefits Imputed Income and Additional Exec Coverage (a)	401(k) Matching Contributions	Deferred Compensation Plan Matching Contributions	Financial Planning/ Legal Fee Reimbursements (including tax gross up) (b)	Other Expenses (c)	Post Retirement Payments (d)	Total
Timothy P. Walbert	2022	$19,273	$18,300	$238,062	$26,930	$225,948	$—	$528,513
	2021	13,091	17,400	71,194	26,930	44,957	—	173,571
	2020	16,533	11,400	121,797	26,930	22,888	—	199,548
Aaron L. Cox	2022	5,439	18,300	98,177	28,725	117,183	—	267,824
Paul W. Hoelscher	2022	11,405	18,300	60,917	31,418	68,105	281,630	471,776
	2021	18,092	17,400	82,280	26,930	60,070	—	204,773
	2020	17,094	11,400	44,774	26,930	6,287	—	106,485
Sean M. Clayton	2022	5,306	17,995	54,018	10,862	14,228	—	102,409
Elizabeth H.Z. Thompson, Ph.D.	2022	10,458	18,300	97,551	18,501	6,345	—	151,155
Andy Pasternak	2022	9,671	18,300	122,258	18,650	5,455	—	174,333
	2021	14,573	17,400	89,712	17,953	28,217	—	167,855
	2020	438	11,400	26,758	27,554	721	—	66,872
a)
Represents life insurance benefits imputed income, executive disability insurance premiums and annual executive physical health examination.
b)
Includes the following tax gross up payments made in connection with financial planning services reimbursements made in 2022: (i) $11,930 for Mr. Walbert; (ii) $12,725 for Mr. Cox; (iii) $13,918 for Mr. Hoelscher; (iv) $3,362 for Mr. Clayton; (v) $8,501 for Dr. Thompson; and (vi) $8,262 for Mr. Pasternak.
c)
Represents travel, security, personal entertainment and, in certain cases, other miscellaneous expenses which do not meet the strict eligibility requirements to be treated as a non-taxable business expense reimbursement in accordance with applicable tax guidelines as well as tax gross up payments made in connection with such reimbursements. The reported amounts for 2022 include, among other things: (i) for Mr. Walbert, $123,876 for personal use of the aircraft we fractionally own through a third-party operator, $60,881 for the installation and maintenance of a residential security system and $10,578 for tax gross up payments; (ii) for Mr. Cox, $49,119 for personal use of the aircraft we fractionally own through a third-party operator, $29,174 for personal entertainment and $13,375 for tax gross up payments; (iii) for Mr. Hoelscher, $51,881 for personal use of the aircraft we fractionally own through a third-party operator and $1,331 for tax gross up payments; (iv) for Mr. Clayton, $1,278 for tax gross up payments; and (v) for Mr. Pasternak, $20 for tax gross up payments. With respect to personal use of the aircraft we fractionally own through a third-party operator, the amount represents the aggregate incremental cost to us, less any reimbursements by the executives. This cost is calculated based on the applicable hourly rate charged to us by the third-party operator. As part of its assessment of executive security in 2021, our board of directors implemented a policy that requires Mr. Walbert to use company-provided private aircraft for all business and personal travel and permits other executive officers to use such aircraft for personal travel on a limited basis as discussed in “Other Benefits” in our “Compensation Discussion and Analysis” above. For personal travel via a company-provided aircraft, we impute income to the executive, if required, and the executive pays taxes in accordance with tax regulations without related tax gross up payments.
d)
Includes (i) $233,750 for services as a part-time advisor, (ii) $28,558 paid for unused paid time off and (iii) $19,322 in COBRA cash payments.

(6) Mr. Hoelscher retired on May 16, 2022. As discussed above in the section entitled “Retirement and Transition Agreement With Paul W. Hoelscher” in our “Compensation Discussion and Analysis” above, Mr. Hoelscher is currently serving as a part-time advisor to us.

(7) Mr. Clayton joined us on February 28, 2022.

(8) Includes a retention bonus of $5,000,000 paid to Mr. Clayton on December 30, 2022 subject to the Clawback Right. In the event of the executive’s (i) termination without cause, (ii) termination due to death or disability, or (iii) resignation for good reason, in each case, at any time while a portion of the Clawback Right is outstanding, the remaining Clawback Right will lapse in connection with such termination or resignation. For further information, see the section entitled “Additional Compensation Policies and Practices—Retention Bonuses” in our “Compensation Discussion and Analysis” above.

(9) Includes a sign-on bonus of $1,000,000 paid to Mr. Clayton, 50 percent of which was paid in March 2022 in connection with his commencement of employment with us in February 2022, and the remaining 50 percent was paid in December 2022.

(10) Includes a retention bonus of $2,500,000 paid to Dr. Thompson on December 30, 2022 subject to the Clawback Right. In the event of the executive’s (i) termination without cause, (ii) termination due to death or disability, or (iii) resignation for good reason, in each case, at any time while a portion of the Clawback Right is outstanding, the remaining Clawback Right will lapse in connection with such termination or resignation. For further information, see the section entitled “Additional Compensation Policies and Practices—Retention Bonuses” in our “Compensation Discussion and Analysis” above.

(11) Represents a sign-on bonus of $250,000 paid to Mr. Pasternak in November 2020 in connection with his commencement of employment with us in November 2019. Pursuant to the terms of his employment agreement, Mr. Pasternak received a sign-on bonus of $500,000 in November 2019 as well as the additional sign-on bonus of $250,000 in November 2020.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of non-equity incentive plan and equity incentive plan-based awards to our NEOs for 2022:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)				All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Award Type	Grant Date	Threshold	Target		Maximum
Timothy P. Walbert	Annual Cash	N/A	$1,450,142	$1,681,324	(2)	$3,362,648
	RSU	1/4/2022					73,796	(3)	$7,198,800
	PSU	1/4/2022					73,797	(4)	9,402,505
Aaron L. Cox	Annual Cash	N/A	336,415	448,554	(5)	897,108
	RSU	1/4/2022					23,805	(3)	2,522,616
	PSU	1/4/2022					23,805	(4)	3,294,882
Paul W. Hoelscher	Annual Cash	N/A	129,107	172,142	(6)	344,285
	RSU	1/4/2022					9,522	(3)	928,871

Sean M. Clayton	Annual Cash	N/A	287,024	382,699	(7)	765,397
	RSU	3/1/2022					42,387	(3)	3,839,414

Elizabeth H.Z. Thompson, Ph.D.	Annual Cash	N/A	311,998	415,998	(8)	831,995
	RSU	1/4/2022					21,424	(3)	2,089,911
	PSU	1/4/2022					21,425	(4)	2,729,789
Andy Pasternak	Annual Cash	N/A	377,814	503,752	(9)	1,007,504
	RSU	1/4/2022					23,805	(3)	2,322,178
	PSU	1/4/2022					23,805	(4)	3,033,025
(1)
Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the grant date fair value of such awards and are calculated in accordance with the provisions of ASC Topic 718. Assumptions used in the calculation of these amounts and further information on our stock options, RSUs, PSUs and cash long-term incentive plan are included in Note 19, Share-Based and Long-Term Incentive Plans, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value realized or that may be realized by the NEOs.
(2)
Mr. Walbert’s target bonus for 2022 was $1,681,324, or 130 percent of his base salary as of December 31, 2022, pro-rated for a salary change that took effect March 1, 2022. In December 2022, the Compensation Committee approved Mr. Walbert’s bonus in the amount of $1,681,324, or 100 percent of his target bonus, which will be paid in March 2023.
(3)
The RSUs vest in three equal annual installments on January 5, 2023, 2024 and 2025. Our Compensation Committee approved accelerating the vesting of one-third of the RSUs granted to Mr. Cox, Dr. Thompson and Mr. Pasternak from January 5, 2023 to December 30, 2022 in order to eliminate or mitigate the potential tax impact of Section 280G and Section 4999 on us and our executive officers in connection with the pending Transaction.
(4)
The PSU award is divided into three components. 30 percent of the award is determined by achieving certain R&D and technical operations goals during the three-year period ending December 31, 2024. 20 percent of the award is determined by achieving certain financial goals during the two-year period ending December 31, 2023. The remaining 50 percent of the award is determined by our relative TSR performance over a three-year period ending December 31, 2024, as measured against the TSR of each company included in the Nasdaq Biotechnology Index, or NBI, during such three-year period.

(5)
Mr. Cox’s target bonus for 2022 was $448,554, or 70 percent of his base salary as of December 31, 2022, pro-rated for a salary change that took effect March 1, 2022. In December 2022, the Compensation Committee approved Mr. Cox’s bonus in the amount of 448,554, or 100 percent of his target bonus, which was paid in December 2022.
(6)
Mr. Hoelscher’s target bonus for 2022 was $172,142, or 70 percent of his base salary during the time in which her served as CFO before retirement in May 2022. In December 2022, the Compensation Committee approved Mr. Hoelscher’s bonus in the amount of $172,142, or 100 percent of his target bonus, which will be paid in March 2023.
(7)
Mr. Clayton joined us on February 28, 2022. Mr. Clayton’s target bonus for 2022 was $382,699, or 70 percent of his base salary as of December 31, 2022, pro-rated for days worked in 2022. In December 2022, the Compensation Committee approved Mr. Clayton’s bonus in the amount of $382,699, or 100 percent of his target bonus, which was paid in December 2022.
(8)
Dr. Thompson’s target bonus for 2022 was $415,998, or 70 percent of her base salary as of December 31, 2022, pro-rated for a salary change that took effect March 1, 2022. In December 2022, the Compensation Committee approved Dr. Thompson’s bonus in the amount of $415,998, or 100 percent of her target bonus, which was paid in December 2022.
(9)
Mr. Pasternak’s target bonus for 2022 was $503,752, or 70 percent of his base salary as of December 31, 2022, pro-rated for a salary change that took effect March 1, 2022. In December 2022, the Compensation Committee approved Mr. Pasternak’s bonus in the amount of $503,752, or 100 percent of his target bonus, which was paid in December 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements. Each of our NEOs has entered into a written employment agreement with us that provides for payment of base salary, target annual cash incentive compensation, eligibility for employee benefit programs and potential severance benefits. Following the retirement of Paul Hoelscher on May 16, 2022, Mr. Hoelscher ceased to be eligible for benefits under his employment agreement, except for the benefits described in the section entitled “Retirement and Transition Agreement With Paul W. Hoelscher” in our “Compensation Discussion and Analysis” above. For further information regarding the base salaries, bonuses and incentive compensation payable to our NEOs and their eligibility for our employee benefit programs, see our “Compensation Discussion and Analysis” above. For further information regarding the severance benefits provided under the employment agreements, see “Potential Payments Upon Termination or Change in Control” below.

Equity Awards. We have granted equity awards to our NEOs under our current and previous equity incentive plans. For further information regarding such equity awards, including the vesting schedules, see the “Grants of Plan-Based Awards” table and related footnotes above and “2022 Long-Term Incentive Grants” in our “Compensation Discussion and Analysis” above.

Option Repricings. Under the terms of our equity incentive plans, option repricing is not permitted without prior shareholder approval, and we did not reprice any outstanding equity awards during the year ended December 31, 2022 for our NEOs or other equity award holders.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of our principal executive officer to the total annual compensation of our median employee. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The purpose of this disclosure is to provide a measure of the equitability of pay within our company. We believe our compensation philosophy and process yield an equitable result for all of our employees. During fiscal 2022, our principal executive officer was our chairman, president and chief executive officer, Mr. Walbert.

For 2022:

•
The annual total compensation for Mr. Walbert was $20,103,869.
•
The annual total compensation for our median employee was $264,751.
•
This results in an estimated pay ratio of 76:1.

Consistent with our prior year pay ratio disclosure, to identify our median compensated employee for 2022 we estimated all employees’ compensation as of October 31, 2022 (the median employee determination date). For each employee, we aggregated: (a) base salary as of October 31, 2022, (b) the target bonus for 2022 and (c) the estimated accounting value of any equity awards granted during 2022, and we then ranked this compensation measure for our employees from lowest to highest. After applying our methodology, we identified four median employees. Due to anomalous compensation characteristics of our median employees as new hires, we substituted an employee near the median whose compensation was viewed as more representative of our median employee. Amounts paid in foreign currencies were converted to U.S. Dollars based on the average annual exchange rate as of the median employee determination date. This calculation was performed for all employees, except as identified below and excluding Mr. Walbert, whether employed on a full-time, part-time or seasonal basis.

For purposes of this disclosure, all Canadian employees, totaling five individuals, were excluded from the employee population pursuant to the de minimis exemption, which permits us to exclude foreign employees, up to 5 percent of our total employee population, on a whole-country basis. As of October 31, 2022, we had 1,794 U.S. employees (excluding our CEO) and 290 non-U.S. employees, irrespective of the de minimis exemption. Applying the de minimis exemption, the total number of U.S. employees totaled 1,794, and the number of non-U.S. employees totaled 285.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with the SEC rules and based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio for us reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Outstanding Equity Awards at December 31, 2022

The following table sets forth certain information regarding outstanding stock options, RSUs and PSUs held by our NEOs on December 31, 2022.

		Option Awards				Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Stock that Has Not Vested ($)(1)	Number of Units of Stock that are Unearned and Have Not Vested (#)		Market Value of Unearned Stock that Has Not Vested ($) (1)
Timothy P. Walbert	3/23/2015	742,565	—	$22.14	3/22/2025
	5/6/2015	1,650,000	—	28.53	5/5/2025
	1/3/2020					58,055	(2)	$6,606,659
	1/3/2020					171,968	(3)	19,569,958
	1/4/2021					69,857	(2)	7,949,727
	1/4/2021					52,392	(4)	5,962,210	78,589	(4)	$8,943,428
	1/4/2022					73,796	(2)	8,397,985
	1/4/2022								73,797	(5)	8,398,099
		2,392,565	—			426,068		$48,486,538	152,386		$17,341,527

Aaron L. Cox	1/4/2021					9,314	(2)	$1,059,933
	1/4/2021					4,654	(4)		20,957	(4)	$2,384,907
	1/4/2022					15,870	(2)	1,806,006
	1/4/2022								23,805	(5)	2,709,009
		—	—			29,838		$2,865,939	44,762		$5,093,916

Paul W. Hoelscher	1/3/2020					9,522	(2)	$1,083,604
	1/3/2020					42,993	(3)	4,892,603
	1/4/2021					23,286	(2)	2,649,947
	1/4/2021					17,464	(4)	1,987,403	26,196	(4)	$2,981,105
	1/4/2022					9,522	(2)	1,083,604
		—	—			102,787		$11,697,161	26,196		$2,981,105

Sean M. Clayton	3/1/2022	—	—			42,387	(2)	$4,823,641

Elizabeth H.Z. Thompson, Ph.D.	1/4/2021					4,657	(2)	$529,967
	1/4/2022					14,283	(2)	1,625,405
	1/4/2022								21,425	(5)	$2,438,165
		—	—			18,940		$2,155,372	21,425		$2,438,165

Andy Pasternak	1/4/2021					11,643	(2)	$1,324,973
	1/4/2021					5,816	(4)	661,861	26,196	(4)	$2,981,105
	1/4/2021					15,870	(2)	1,806,006
	1/4/2022								23,805	(5)	2,709,009
		—	—			33,329		$3,792,840	50,001		$5,690,114
(1)
The market value of stock awards that have not vested is based on the closing price of our ordinary shares of $113.80 per share on December 30, 2022 (the last business day of 2022).
(2)
RSUs vest in three equal annual installments following the grant date.

(3)
This PSU award was divided into four components. Three of the four components of the award were tied to net sales: 40 percent of the award was tied to the achievement of KRYSTEXXA net sales targets, or KRYSTEXXA Net Sales PSUs; 20 percent was tied to the achievement of TEPEZZA net sales targets, or TEPEZZA Net Sales PSUs; and 10 percent was tied to the achievement of rare disease U.S. net sales targets, or Rare Disease Net Sales PSUs. The remaining 30 percent was tied to the relative TSR determined by our relative TSR performance over a three-year period ended December 31, 2022, as measured against the TSR of each company included in the NBI during such three-year period, or the 2020 Relative TSR PSUs. The KRYSTEXXA Net Sales PSUs were certified by our Compensation Committee on July 28, 2021, resulting in one-third of such portion of the award vesting on each of July 28, 2021, January 5, 2022 and January 5, 2023. The TEPEZZA Net Sales PSUs were certified by our Compensation Committee on February 17, 2021, resulting in two-thirds of such portion of the award vesting on January 5, 2022 and the remaining one-third vesting on January 5, 2023. The Rare Disease Net Sales PSUs were certified by our Compensation Committee on February 17, 2021, resulting in one-third of such portion of the award vesting on each of February 17, 2021, January 5, 2022 and January 5, 2023. The 2020 Relative TSR PSUs were certified by our Compensation Committee on December 27, 2022 and vested on January 1, 2023.
(4)
This PSU award is divided into three components. 25 percent of the award is determined by achieving certain technical operations goals during the three-year period ending December 31, 2023. 25 percent of the award is determined by achieving certain R&D goals during the two-year period ended December 31, 2022. The remaining 50 percent of the award is determined by our relative TSR performance over a three-year period ending December 31, 2023, as measured against the TSR of each company included in the NBI during such three-year period. The R&D component of these PSUs was certified by the Compensation Committee on December 27, 2022 and vested (i) on December 30, 2022 for Mr. Cox and Mr. Pasternak in order to eliminate or mitigate the potential tax impact of Section 280G and Section 4999 in connection with the pending Transaction, and (ii) on January 5, 2023 for Mr. Walbert and Mr. Hoelscher.
(5)
This PSU award is divided into three components. 30 percent of the award is determined by achieving certain strategic goals during the three-year period ending December 31, 2025. 20 percent of the award is determined by achieving certain financial goals during the two-year period ended December 31, 2024. The remaining 50 percent of the award is determined by our relative TSR performance over a three-year period ending December 31, 2024, as measured against the TSR of each company included in the NBI during such three-year period.

Option Exercises and Stock Vested

The following table sets forth certain information regarding options exercised and stock vested for our NEOs for the fiscal year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Timothy P. Walbert			394,646	(2)	$40,190,749
			20,336	(3)	1,757,437
	25,000	$1,696,913
	25,000	1,696,500
	25,000	1,881,770
	25,000	1,759,163
	25,000	1,969,733
	25,000	2,180,840
	25,000	2,256,098
	25,000	2,111,130
	7,400	508,508
	17,600	1,194,336
	25,000	1,696,500
	25,000	1,754,920
Aaron L. Cox			78,671	(4)	8,011,855
			2,526	(3)	218,297
			37,981	(5)	4,322,238
			26,925	(6)	3,064,065
Paul W. Hoelscher			114,197	(2)	11,629,822
			5,558	(3)	480,322
	26,090	2,453,605
	215,335	19,108,371
	50,000	4,628,645
	36,424	3,254,849
Sean M. Clayton			—		—
Elizabeth H.Z. Thompson, Ph.D.			13,999	(4)	1,425,658
			19,055	(6)	2,168,459
Andy Pasternak			48,839	(4)	4,973,764
			12,421	(7)	784,759
	23,251	1,819,677
			54,641	(5)	6,218,146
			34,092	(6)	3,879,670

(1)
Amount realized upon vesting of stock awards was calculated by multiplying the closing price on the vesting date by the number of shares vested. We have withheld from the issuance of shares in settlement of the vesting of the stock awards a number of shares with a value equal to the applicable withholding taxes.
(2)
Represents RSUs granted on January 4, 2019, January 3, 2020 and January 4, 2021, each of which vests in three equal annual installments over three years, PSUs granted on January 4, 2019, that became fully vested on January 5, 2022, and PSUs granted January 3, 2020, of which the remaining outstanding awards vested on January 5, 2023.
(3)
Represents the final tranche of the PSUs tied to the approval of teprotumumab granted on January 4, 2019, which vested on January 21, 2022.
(4)
Represents RSUs granted on January 4, 2019, January 3, 2020 and January 4, 2021, each of which vests in three equal annual installments over three years, PSUs granted on January 4, 2019, that became fully vested on January 5, 2022, and PSUs granted January 3, 2020, of which the remaining outstanding awards vested on December 30, 2022 in order to eliminate or mitigate the tax impact of Section 280G and Section 4999 on us and our executive officers in connection with the pending Transaction.
(5)
Represents PSUs granted on January 3, 2020 and January 4, 2021, each of which vested on December 30, 2022 in order to eliminate or mitigate the tax impact of Section 280G and Section 4999 on us and our executive officers in connection with the pending Transaction.
(6)
Represents RSUs granted on January 3, 2020, January 4, 2021 and January 4, 2022, each of which vested on December 30, 2022 in order to eliminate or mitigate the tax impact of Section 280G and Section 4999 on us and our executive officers in connection with the pending Transaction.
(7)
Represents RSUs granted on November 1, 2019, which vest in three equal annual installments over three years.

Pension Benefits

None of our NEOs participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or nonqualified defined benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

Pursuant to our Deferred Compensation Plan, each year participants may elect to defer receipt and taxation of up to 50 percent of their salary and up to 100 percent of their incentive cash compensation. Beginning in 2021, we made matching contributions with respect to 100 percent of the first 6 percent of deferrals, which is the same general “safe harbor” matching contribution formula that we use for our 401(k) Plan, but not restricted by the compensation limits applicable to our 401(k) Plan. Prior to December 1, 2018, matching contributions generally vested in equal annual installments over a five-year period measured from the participant’s original hire date. Beginning December 1, 2018, matching contributions vest immediately, provided that the participant has provided one year of service from the participant’s original date of hire. Participants may select among phantom investment alternatives for the deemed investment of their plan accounts, which generally mirror the investment options available for our 401(k) Plan. Payments under the Deferred Compensation Plan will be distributed in the form of a lump sum payment or in up to 10 annual installments upon the participant’s termination of service or up to 10 annual installments upon a selected specified distribution date or dates made by the participant at the time of deferral. However, if a participant’s service with us terminates prior to the selected distribution date or dates, payments will commence in connection with the termination of service. Payments triggered upon a termination of service will generally commence in January or July of the next calendar year following a 6-month delay that follows the termination of service. In the event of a change in control, all plan balances will generally become immediately payable within 90 days thereafter. In addition, participants may be entitled to receive earlier payments through certain unforeseeable emergency withdrawals. Payments scheduled to be made under the Deferred Compensation Plan may be otherwise delayed or accelerated only upon the occurrence of certain specified events that comply with the requirements of Section 409A of the Code.

We fund the expenses for administering the Deferred Compensation Plan. We established a “rabbi trust” that holds Deferred Compensation Plan contributions and any credited earnings. The Deferred Compensation Plan is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. Accordingly, amounts held in the rabbi trust are unsecured and remain subject to claims of our general creditors in the event of our insolvency in order to avoid current income taxation to the participants.

The following table sets forth certain information regarding the participation of our NEOs in the Deferred Compensation Plan for the fiscal year ended December 31, 2022.

Executive	Executive Contributions (1)	Company Contributions (2)	Aggregate Earnings (3)	Aggregate Distributions	Aggregate Balance at December 31, 2022
Timothy P. Walbert	$259,541	$234,780	$(432,924)	$52,663	$2,510,294
Aaron L. Cox	225,500	69,652	(246,096)	—	1,043,196
Paul W. Hoelscher (4)	60,917	60,917	(171,029)	—	787,611
Sean M. Clayton (5)	48,750	29,250	(1,332)	—	76,668
Elizabeth H.Z. Thompson, Ph.D.	90,222	90,222	(112,906)	—	734,152
Andy Pasternak	71,096	71,096	(146,590)	—	800,136
(1)
All executive contributions are included in the “Salary” column of the 2022 Summary Compensation Table.
(2)
All Company matching contributions are included in the “All Other Compensation” column of the 2022 Summary Compensation Table.
(3)
The earnings reflected in this column represent deemed investment earnings from voluntary deferrals and Company contributions, as applicable. The Deferred Compensation Plan does not guarantee a return on deferred amounts. No amounts included in this column are reported in the 2022 Summary Compensation Table because the Deferred Compensation Plan does not provide for above-market or preferential earnings.
(4)
Mr. Hoelscher retired effective May 16, 2022.
(5)
Mr. Clayton joined us on February 28, 2022.

Potential Payments Upon Termination or Change in Control

Involuntary Termination Severance Benefits

As provided under his amended employment agreement, Mr. Walbert’s severance benefit protection provides for up to 24 months’ base salary and COBRA health insurance premiums, 200 percent of target annual cash bonus, plus 18 months of time-based equity vesting acceleration in the event of a qualifying termination. As provided under their amended employment agreements, each of our NEOs other than Mr. Walbert has severance benefit protection which provide for up to 12 months’ base salary and COBRA health insurance premiums, plus 12 months of time-based equity vesting acceleration in the event of a qualifying termination.

Additionally, in the event of a qualifying termination within three months prior to or within 18 months following a change in control, Mr. Walbert has severance benefit protection of 36 months’ base salary and COBRA health insurance premiums, plus 300 percent of target annual cash bonus; each of our other NEOs has severance benefit protection of 18 months’ base salary and COBRA health insurance premiums, plus 150 percent of target annual cash bonus. In addition, time-based vesting equity awards are subject to full acceleration in a change in control related qualifying termination.

Severance benefits to our NEOs described above are payable only if there is a qualifying termination without cause or resignation for good reason. Any base salary and COBRA premium severance benefits are payable in installments over the applicable severance benefit period, target bonus severance benefits are payable in a single lump sum and equity vesting acceleration benefits are immediately effective.

The following key terms are defined in the amended employment agreements as follows:

•
Cause is generally defined as gross negligence or willful failure to substantially perform duties and responsibilities to us or willful and deliberate violation of any of our policies; conviction of a felony involving commission of any act of fraud, embezzlement or dishonesty against us or involving moral turpitude; the unauthorized use or disclosure of any of our proprietary information or trade secrets and willful and deliberate breach of the executive’s obligations under the employment agreement that cause material injury to us.
•
Resignation for good reason is generally defined as a material reduction in duties, authority or responsibilities; the relocation of the place of employment by more than 50 miles or a material reduction of salary or annual target bonus opportunity.
•
A change in control is defined generally as (1) the sale of all or substantially all of our assets; (2) a merger or consolidation in which we are not the surviving entity and in which the holders of our outstanding voting stock immediately prior to such transaction own less than 50 percent of the voting power of the entity surviving the transaction or, where the surviving entity is a wholly owned subsidiary of another entity, the surviving entity’s parent; (3) a reverse merger in which we are the surviving entity but the ordinary shares outstanding prior to the merger are converted into other property and in which the holders of our voting stock immediately prior to such transaction own less than 50 percent of the voting power of our stock, or where we are a wholly owned subsidiary of another entity, of our parent or (4) an acquisition by any person, entity or group of beneficial ownership of at least 75 percent of the combined voting power entitled to vote in an election of our directors.

Death and Disability. As provided under their amended employment agreements, in the event of a termination of employment due to death or disability, each NEO is entitled to receive a pro-rata bonus for the performance period in which the termination occurs, based on actual performance through the date of termination, and payable in a single lump sum within 30 days after termination.

Eligible Bonus Severance. The NEO employment agreements provide for eligibility to receive any earned but unpaid bonus if there is a qualifying termination without cause, resignation for good reason or termination due to death or disability. However, because our NEO bonus program currently provides that the NEO must also be employed on the scheduled bonus payment date in order to earn the bonus for a prior completed performance period, our NEOs are not currently eligible to receive any earned but unpaid bonus severance. Our NEOs are eligible to receive any target bonus severance to the extent provided in their amended employment agreements as described above.

Releases and Non-Competition. All severance benefits (other than due to death or complete disability) provided to our NEOs pursuant to their employment agreements are contingent upon (1) the executive’s execution of a standard release of claims in our favor and (2) the executive’s entering into a non-competition agreement to be effective during the period during which the executive receives severance benefits.

Sections 280G and 4999. Any payment or benefit provided under our NEOs’ employment agreements or otherwise in connection with a change in control may be subject to an excise tax under Section 4999. These payments also may not be eligible for a company tax deduction pursuant to Section 280G. Other than for Dr. Thompson, if any of these payments or benefits are subject to the excise tax, they may be reduced to provide the individual with the best after-tax result; specifically, the individual will receive either a reduced amount so that the excise tax is not triggered, or the individual will receive the full amount of the payments and benefits and then be liable for any excise tax.

For Dr. Thompson, pursuant to an Excise Tax Gross-Up Agreement we entered into with her in March 2023, we agreed to make tax reimbursement payments to her to the extent she is subject, in connection with the Transaction, to an excise tax imposed by Section 4999 of the Code in an amount that generally would place her in the same after-tax position that she would have been in if no excise tax had applied and no tax reimbursement payment had been made. The following table sets forth potential payments payable to our NEOs (other than Mr. Hoelscher, who was not serving as one of our executive officers at the end of fiscal year 2022) upon a (i) termination of employment without cause or resignation for good reason, assuming their employment was terminated on December 31, 2022, or (ii) termination of employment without cause or resignation for good reason in connection with a change in control, assuming their employment was terminated on December 31, 2022, and a change in control also occurred on such date. Pursuant to the agreement we entered into with Mr. Hoelscher in connection with his retirement in May 2022, Mr. Hoelscher received certain benefits upon his retirement, which are described in the section entitled “Retirement and Transition Agreement With Paul W. Hoelscher” in our “Compensation Discussion and Analysis” above.

	Upon Termination Without Cause or Resignation for Good Reason -No Change in Control					Upon Termination Without Cause or Resignation for Good Reason - Change in Control (1)
Name	Cash Severance	Continuation of Medical Benefits	Bonus (2)	Value of Accelerated Vesting (3)(4)	Total	Cash Severance	Continuation of Medical Benefits	Bonus (5)	Value of Accelerated Vesting (3)(4)	Total
Timothy P. Walbert	$2,625,230	$52,551	$3,412,799	$26,293,548	$32,384,128	$3,937,845	$78,827	$5,119,199	$65,828,065	$74,963,936
Aaron L. Cox	644,800	26,276	—	—	671,076	967,200	39,414	677,040	8,489,480	10,173,134
Sean M. Clayton	650,000	26,276	—	1,607,880	2,284,156	975,000	39,414	682,500	4,823,641	6,520,555
Elizabeth H.Z. Thompson, Ph.D. (6)	598,000	26,276	—	—	624,276	897,000	39,414	627,900	4,593,537	6,157,851
Andy Pasternak	724,148	26,276	—	—	750,424	1,086,222	39,414	760,355	9,482,954	11,368,945
(1)
Amounts in these columns assume that termination occurs within 90 days immediately preceding or during the 18 months immediately following a change in control.
(2)
The amount in this column for Mr. Walbert is the multiple of his target bonus pursuant to his employment agreement.
(3)
The value of accelerated vesting for RSU and PSU awards is equal to the closing share price of our ordinary shares of $113.80 per share on December 30, 2022 (the last business day of 2022), multiplied by the number of shares subject to accelerated vesting.
(4)
The value of accelerated vesting for stock option awards is equal to the closing share price of our ordinary shares of $113.80 per share on December 30, 2022 (the last business day of 2022), less the stock option exercise price, multiplied by the number of outstanding and exercisable options plus the number of shares subject to accelerated vesting, if applicable.
(5)
Amounts in this column indicate the applicable multiple of target bonus pursuant to the employment agreements.
(6)
The amount for Dr. Thompson in connection with a termination of employment without cause or resignation for good reason in connection with a change in control does not include a tax reimbursement payment pursuant to the Excise Tax Gross-Up Agreement entered into with Dr. Thompson in March 2023 related to excise tax imposed by Section 4999 of the Code to which she may become subject in connection with the Transaction. We do not expect the amount of the tax reimbursement payment to Dr. Thompson under this agreement to exceed $7,000,000 and as previously disclosed, pursuant to the terms of the transaction agreement with Amgen, the maximum potential tax reimbursement payments to all affected employees shall not exceed $30 million in the aggregate.

Non-Employee Director Compensation

Our directors perform a critical role in guiding Horizon’s strategic direction and overseeing management. Being a director entails many responsibilities and a substantial time commitment. Our compensation program for our non-employee directors reflects the critical function they perform and enables us to attract and retain highly qualified directors.

All current non-employee members of our board of directors are independent. Non-employee directors receive a combination of annual cash retainers and RSU grants in amounts that correlate to their responsibilities and levels of participation on our board of directors, including service on committees of our board of directors. Our only employee director, Mr. Walbert, receives no separate compensation for his service as a director or chairman of the board of directors.

Compensation Program

Our Compensation Committee reviews the compensation for our non-employee directors annually. To assist with the review, Aon, an independent compensation consultant, prepares a comprehensive assessment of our non-employee director compensation program, which includes:

•
benchmarking director compensation against the same peer group used for executive compensation purposes;
•
reviewing any feedback received during our shareholder engagement program;
•
reviewing recent director compensation trends; and
•
reviewing related corporate governance best practices.

As part of the most recent review, conducted in October 2022, our Compensation Committee determined that:

•
our non-employee director compensation philosophy is aligned with that of our peers;
•
our mix of cash and equity appropriately balances short- and long-term needs;
•
our annual cash program was positioned competitively, with the exception of the cash retainers for the Compensation Committee, which were positioned at the 25th percentile; as a result, the Compensation Committee recommended an increase to the member and chair fees to $15,000 and $25,000, respectively; and
•
our average director pay otherwise approximates the 75th percentile of our peers.

As a result of this review, in October 2022, the Compensation Committee amended our compensation policy for non-employee directors to provide that the annual cash compensation paid to the members of our Compensation Committee and to the chair of our Compensation Committee would be $15,000 and $25,000, respectively.

Peer Groups

As an Irish headquartered company traded in the United States, we consider our non-employee director compensation, both in amount and structure, against two peer groups:

•
13 U.S.-traded, biotech and pharmaceutical companies we use for executive compensation comparative purposes (see “Compensation Discussion and Analysis—Peer Group” above); and
•
six Irish-domiciled, U.S.-listed biotech and pharmaceutical companies: Alkermes plc, Amarin Corporation plc, Endo International plc, Jazz Pharmaceuticals plc, Perrigo Company and Prothena Corporation plc.

Jazz Pharmaceuticals plc is in both peer groups.

Cash Compensation

Our compensation policy for non-employee directors who are not affiliated with any holder of more than 5 percent of our ordinary shares provides for annual cash compensation as set forth in the following table. The cash compensation is generally payable in equal quarterly installments at the end of each quarter in which the services are provided. For any independent director who joins after the beginning of the quarter, the cash compensation is pro-rated based on days served in that first partial quarter.

Director Position	Annual Cash Compensation
Non-executive chairman or lead independent director(1)	$115,000
All other non-employee directors(2)	75,000
Committee chair fees
Audit	30,000
Compensation(3)	25,000
Nominating and Corporate Governance	20,000
Scientific	20,000
Transaction	20,000
Non-chair committee member fees
Audit	15,000
Compensation(4)	15,000
Nominating and Corporate Governance	10,000
Scientific	12,500
Transaction	12,500
(1)
In April 2022, our Compensation Committee increased the amount to $115,000 from the previous amount of $100,000.
(2)
In April 2022, our Compensation Committee increased the amount to $75,000 from the previous amount of $60,000.
(3)
In October 2022, our Compensation Committee increased the amount to $25,000 from the previous amount of $20,000.
(4)
In October 2022, our Compensation Committee increased the amount to $15,000 from the previous amount of $10,000.

Under our compensation policy, we reimburse our directors for their travel-related expenses, including lodging and other reasonable expenses incurred in attending meetings of the board of directors and committees of the board of directors.

Equity Compensation

On the date of each annual general meeting of shareholders that coincides with or follows the non-employee director’s initial appointment or election to our board of directors, eligible non-employee directors will automatically be granted RSUs with an aggregate value of $400,000, which will vest in full upon the earlier of the (i) first anniversary of the date of grant and (ii) date of the next annual general meeting of shareholders.

Any eligible non-employee director who is first elected or appointed to our board of directors on any date other than an annual general meeting of shareholders will automatically be granted RSUs on the date that they are first elected or appointed to our board of directors with a value equal to the annual RSU grant, prorated based on the number of days between such non-employee director’s start date and the one-year anniversary of the date of the annual general meeting of shareholders that most recently preceded such start date, which will vest in full upon the earlier of (i) the first anniversary of the date of the annual general meeting of shareholders that most recently preceded such director’s start date and (ii) the date of the next annual general meeting of shareholders.

Director Compensation Table

The following table sets forth compensation information for our non-employee directors who earned or received compensation under our compensation policy for non-employee directors or otherwise in 2022:

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	All Other Compensation		Total
William F. Daniel	$112,500	$399,987	$10,000	(3)	$522,487
Michael Grey	151,250	399,987	—		551,237
Jeff Himawan, Ph.D.	104,375	399,987	—		504,362
Susan Mahony, Ph.D.	114,375	399,987	—		514,362
Gino Santini	95,000	399,987	—		494,987
James Shannon, M.D.	110,625	399,987	—		510,612
Thomas H. Watkins	106,250	399,987	—		506,237
Pascale Witz	96,250	399,987	—		496,237
(1)
The amounts shown in this column reflect the grant date fair value of the awards issued to our non-employee directors during 2022, calculated in accordance with the provisions of ASC Topic 718. See the assumptions used in Note 19, Share-Based and Long-Term Incentive Plans, of the Notes to Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K.
(2)
The aggregate number of shares subject to outstanding stock options and RSU awards held as of December 31, 2022, by the non-employee directors who are listed in the table above, which includes grants made to the non-employee directors in 2022 and prior calendar years, are as follows: 108,240 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Mr. Daniel; 114,954 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Mr. Grey; 86,406 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Dr. Himawan; 3,913 shares subject to outstanding RSUs for Dr. Mahony; 114,954 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Mr. Santini; 52,161 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Dr. Shannon; 154,954 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Mr. Watkins; and 84,393 shares subject to outstanding stock options and 3,913 shares subject to outstanding RSUs for Ms. Witz.
(3)
Represents an annual fee paid to Mr. Daniel in 2022 associated with his service as a non-executive director on the board of one of our wholly owned subsidiaries, Horizon Therapeutics Ireland DAC.

Non-Employee Director Share Ownership Guidelines

We have share ownership guidelines for our non-employee directors. The share ownership guidelines were amended in October 2021 and require that each director accumulate an ownership interest in our ordinary shares with a value equal to at least 5x the annual cash board service retainer within five years of the date the non-employee director first becomes subject to the guidelines.

Individual ownership interest versus the guidelines is reviewed annually using an average share price for a calendar quarter prior to the review date. Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (including stock units that have vested but not yet settled); shares subject to RSUs that have not vested; and shares held in trust for the benefit of the individual or his/her spouse.

All of our non-employee directors subject to the share ownership guidelines met the guidelines as of December 31, 2022.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has ever been an executive officer or employee of Horizon. None of our executive officers currently serves, or has served during the last completed year, on the Compensation Committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee of our board of directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, filed by us with the SEC.

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

This report has been furnished by the Compensation Committee:

Respectively submitted,

The Compensation Committee of the Board of Directors

Susan Mahony, Ph.D., Chair

William F. Daniel

Jeff Himawan, Ph.D.

Gino Santini

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to our ordinary shares that may be issued under our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by shareholders:
2011 Equity Incentive Plan	123,424	$13.41	—
Amended and Restated 2014 Equity Incentive Plan	4,800,693	$24.24	—
2014 Non-Employee Equity Plan	655,874	$15.16	483,069
Amended and Restated 2020 Equity Incentive Plan	2,903,315	$—	18,974,953
2020 Employee Share Purchase Plan	—	$—	2,046,575	(3)
Equity compensation plans not approved by shareholders:
Amended and Restated 2018 Equity Incentive Plan	1,046,782	$44.82	1,650,775
Total of all equity compensation plans:	9,530,088		23,155,372
(1)
Includes 1,012,728 ordinary shares issuable pursuant to outstanding RSUs and PSUs under our Amended and Restated 2014 Equity Incentive Plan, or 2014 EIP, 31,304 ordinary shares issuable pursuant to outstanding RSUs under our 2014 Non-Employee Equity Plan, 2,903,315 ordinary shares issuable pursuant to outstanding RSUs and PSUs under our Amended and Restated 2020 Equity Incentive Plan, or 2020 EIP, and 752,509 ordinary shares issuable pursuant to outstanding RSUs under our Amended and Restated 2018 Equity Incentive Plan, or 2018 EIP.
(2)
The weighted-average exercise price does not include RSUs and PSUs which have no exercise price.
(3)
As of December 31, 2022, 2,046,575 ordinary shares remained available for future issuance under the 2020 Employee Share Purchase Plan and up to a maximum of 1,000,000 ordinary shares may be purchased in the current purchase period.

2011 Equity Incentive Plan. In July 2010, the board of directors of Horizon Pharma, Inc., or HPI, our predecessor, adopted the 2011 Equity Incentive Plan, or 2011 EIP. In June 2011, HPI’s stockholders approved the 2011 EIP and it became effective upon the signing of the underwriting agreement related to HPI’s initial public offering on July 28, 2011. Upon consummation of our merger transaction in September 2014 with Vidara Therapeutics International Public Limited Company, or Vidara Merger, we assumed the 2011 EIP, and upon the effectiveness of the 2014 EIP, no additional stock awards were or will be made under the 2011 EIP, although all outstanding stock awards granted under the 2011 EIP continue to be governed by the terms of the 2011 EIP.

Amended and Restated 2014 Equity Incentive Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 EIP. On September 18, 2014, at a special meeting of the stockholders of HPI, or Special Meeting, HPI’s stockholders approved the 2014 EIP. Upon consummation of the Vidara Merger, we assumed the 2014 EIP, which served as a successor to the 2011 EIP for employee equity awards. Upon the effectiveness of the 2020 EIP, which serves as a successor to the 2014 EIP, no additional stock awards were or will be made under the 2014 EIP, although all outstanding stock awards granted under the 2014 EIP continue to be governed by the terms of the 2014 EIP.

2014 Non-Employee Equity Plan. On May 17, 2014, HPI’s board of directors adopted the 2014 Non-Employee Equity Plan. On September 18, 2014, at the Special Meeting, HPI’s stockholders approved the 2014 Non-Employee Equity Plan. Upon consummation of the Vidara Merger, we assumed the 2014 Non-Employee Equity Plan, which serves as a successor to the 2011 EIP for non-employee equity awards.

Amended and Restated 2020 Equity Incentive Plan. On February 19, 2020, the Compensation Committee adopted the 2020 EIP. On April 30, 2020, our shareholders approved the 2020 EIP, which serves as a successor to the 2014 EIP. On February 17, 2021, the Compensation Committee approved amending the 2020 EIP and on April 29, 2021, our shareholders approved the amendment. On February 23, 2022, the Compensation Committee approved further amending the 2020 EIP and on April 28, 2022, our shareholders approved the further amendment.

2020 Employee Share Purchase Plan. On February 19, 2020, the Compensation Committee adopted the 2020 Employee Share Purchase Plan, or 2020 ESPP. On April 30, 2020, our shareholders approved the 2020 ESPP, which serves as a successor to our 2014 Employee Share Purchase Plan.

Amended and Restated 2018 Equity Incentive Plan. On March 15, 2021, upon our completion of our acquisition of Viela Bio, Inc., or Viela, we assumed the Viela Bio 2018 Equity Incentive Plan (which was subsequently renamed the Horizon Therapeutics Public Limited Company Amended and Restated 2018 Equity Incentive Plan). Under the terms of the merger agreement for Viela, all outstanding Viela stock options assumed by us with vesting dates after June 1, 2021 (covering an aggregate of 2,180,159 shares of Viela’s common stock) were converted at a rate of 0.60 to 1 into stock options to purchase our ordinary shares (covering an aggregate of 1,318,053 of our ordinary shares), reducing the initial reserve of 3,677,603 shares available for grant, and leaving 2,359,550 remaining shares available for grant post-acquisition. The 2018 EIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock. Awards under the 2018 EIP may be granted to our employees, directors and consultants or of any subsidiary; provided, however, that (i) incentive stock options may be granted only to employees and (ii) from and following March 15, 2021, the individuals eligible to receive awards under the 2018 EIP do not include any individuals who were providing services to us in any capacity prior to March 15, 2021. The 2018 EIP is administered by the Compensation Committee, provided that the Compensation Committee may delegate certain administrative powers to a subcommittee or one or more of our officers or of any subsidiary (including the power to grant awards under the 2018 EIP to employees), subject to the terms of the 2018 EIP. Unless sooner terminated by the board of directors, the 2018 EIP will terminate on January 29, 2028.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our ordinary shares as of January 31, 2023 for:

•
each of our NEOs as defined in Part III — Item 11, “Executive Compensation” of this Annual Report on Form 10-K;
•
each of our directors;
•
each person known by us to beneficially own more than 5% of our ordinary shares; and
•
all of our current executive officers and directors as a group.

The table is based upon information supplied by our officers, directors and principal shareholders and/or a review of Schedules 13D and 13G documents filed with the SEC, if any, and other sources. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. The number of ordinary shares used to calculate the percentage ownership of each listed person includes the ordinary shares, underlying options, warrants or other rights held by such persons that are exercisable as of April 1, 2023, which is 60 days after January 31, 2023.

Percentage of beneficial ownership is based on 228,397,129 ordinary shares outstanding as of January 31, 2023. Unless otherwise indicated, the address for the following shareholders is c/o Horizon Therapeutics plc, 70 St. Stephen’s Green, Dublin 2, D02 E2X4, Ireland.

	Number and Percentage of Ordinary Shares Beneficially Owned
Name and Address of Beneficial Owner or Identity of Group	Ordinary Shares	Percentage
5% or Greater Shareholders:
The Vanguard Group, Inc.(1)	21,236,103	9.3%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.(2)	14,794,254	6.5%
55 East 52nd Street
New York, NY 10055
Directors (Other than Timothy P. Walbert):
William F. Daniel(3)	185,791	*
Michael Grey (4)	188,433	*
Jeff Himawan, Ph.D.(5)	141,239	*
Susan Mahony, Ph.D.(6)	16,617	*
Gino Santini(7)	187,563	*
James Shannon, M.D.(8)	95,071	*
H. Thomas Watkins(9)	246,118	*
Pascale Witz(10)	128,310	*
Named Executive Officers:
Timothy P. Walbert(11)	3,266,753	1.4%
Aaron L. Cox(12)	277	*
Paul W. Hoelscher(13)	186,158	*
Sean M. Clayton(14)	15,153
Elizabeth H.Z. Thompson, Ph.D.(15)	16,575	*
Andy Pasternak(16)	56,338
All current executive officers and directors as a group (15 persons)(17)	5,071,910	2.2%

* Represents beneficial ownership of less than one percent.

(1)
This information is based solely on a Schedule 13G/A filed on February 9, 2023 with the SEC. According to the Schedule 13G/A filed by The Vanguard Group, Inc., includes shared voting power with respect to 176,680 ordinary shares, sole dispositive power with respect to 20,746,831 ordinary shares and shared dispositive power with respect to 489,272 ordinary shares.
(2)
This information is based solely on a Schedule 13G/A filed on February 7, 2023 with the SEC. According to the Schedule 13G/A filed by BlackRock, Inc., includes sole voting power with respect to 13,364,204 ordinary shares and sole dispositive power with respect to 14,794,254 ordinary shares.
(3)
Includes (a) 29,881 ordinary shares, (b) 47,670 ordinary shares held by Goodbody Trustees Limited, of which Mr. Daniel has beneficial ownership and (c) 108,240 ordinary shares that Mr. Daniel has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(4)
Includes (a) 15,448 ordinary shares, (b) 48,031 ordinary shares held by Goodbody Trustees Limited, of which Mr. Grey has beneficial ownership, (c) 10,000 ordinary shares held by the Grey Family Trust, of which Mr. Grey has beneficial ownership and (d) 114,954 ordinary shares that Mr. Grey has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(5)
Includes (a) 7,960 ordinary shares, (b) 46,873 ordinary shares held by Goodbody Trustees Limited, of which Dr. Himawan has beneficial ownership and (c) 86,406 ordinary shares that Dr. Himawan has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(6)
Includes 16,617 ordinary shares held by Goodbody Trustees Limited, of which Dr. Mahony has beneficial ownership.
(7)
Includes (a) 9,306 ordinary shares, (b) 18,655 ordinary shares held by Goodbody Trustees Limited, of which Mr. Santini has beneficial ownership, (c) 44,648 ordinary shares held by the GS Family Trust, of which Mr. Santini has beneficial ownership and (d) 114,954 ordinary shares that Mr. Santini has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(8)
Includes (a) 19,272 ordinary shares, (b) 23,638 ordinary shares held by Goodbody Trustees Limited, of which Dr. Shannon has beneficial ownership and (c) 52,161 ordinary shares that Dr. Shannon has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.

(9)
Includes (a) 25,211 ordinary shares, (b) 10,000 ordinary shares held by T-H Family Limited Partnership, of which Mr. Watkins is a general/managing partner, (c) 55,953 ordinary shares held by Goodbody Trustees Limited, of which Mr. Watkins has beneficial ownership and (d) 154,954 ordinary shares that Mr. Watkins has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(10)
Includes (a) 14,289 ordinary shares, (b) 29,628 ordinary shares held by Goodbody Trustees Limited, of which Ms. Witz has beneficial ownership and (c) 84,393 ordinary shares that Ms. Witz has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(11)
Includes (a) 358,042 ordinary shares, (b) 258,451 ordinary shares held by the Timothy P. Walbert Living Trust, of which Mr. Walbert is a beneficial owner, (c) 49,656 ordinary shares owned by Mr. Walbert’s spouse, (d) 107,739 ordinary shares held by the Timothy P. Walbert Gift Trust, of which Mr. Walbert has beneficial ownership, (e) 100,300 ordinary shares held by the Keli B. Walbert Gift Trust, of which Mr. Walbert has beneficial ownership, and (f) 2,392,565 ordinary shares that Mr. Walbert has the right to acquire from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.
(12)
Includes 277 ordinary shares.
(13)
Includes (a) 119,485 ordinary shares held by the Paul William Hoelscher Revocable Trust, of which Mr. Hoelscher is a beneficial owner and (b) 66,673 ordinary shares held in a limited liability company in which Mr. Hoelscher and his wife have shared voting power.
(14)
Includes (a) 279 ordinary shares, (b) 745 ordinary shares held by the Clayton Family Trust, of which Mr. Clayton has beneficial ownership and (c) 14,129 ordinary shares that can be acquired from us within 60 days of January 31, 2023 pursuant to the settlement of outstanding restricted stock unit awards.
(15)
Includes 16,575 ordinary shares.
(16)
Includes 56,338 ordinary shares.
(17)
Includes the ordinary shares described in footnotes (3) through (12) and (14) through (16) and the following ordinary shares beneficially owned by our other current executive officers (which includes Michael A. DesJardin and Jeffrey W. Sherman, M.D. FACP) in the aggregate: (a) 358,831 ordinary shares and (b) 168,841 ordinary shares that can be acquired from us within 60 days of January 31, 2023 pursuant to the exercise of stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Transactions with Related Persons

We maintain a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants and a related person has a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A “related person” is any executive officer, director or nominee to become director, a holder of more than 5 percent of our ordinary shares, including any immediate family members of such persons, any entity owned or controlled by such persons or the trustees of any trust of which the principal beneficiaries are any of such persons. Any related-person transaction may only be consummated if our Audit Committee has approved or ratified the transaction in accordance with the policy guidelines set forth below.

The policy imposes an affirmative duty upon each director and executive officer to identify, and we will request that significant shareholders identify, any transaction involving them, their affiliates or family members that may be considered a related-person transaction before such person engages in the transaction. Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where the transaction relates to compensation of related parties, to our Compensation Committee, or, where review by our Audit Committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. In considering related-person transactions, our Audit Committee (or other applicable independent body of our board of directors) takes into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the terms available to or from, as the case may be, unrelated third parties; and
•
the availability of other sources for comparable services or products.

In the event a director has an interest in the proposed transaction, the director is expected to recuse himself or herself from the deliberations and approval process.

Certain Related-Person Transactions

We describe below transactions and any series of similar transactions, since the beginning of fiscal year 2022, with respect to which we were a party, will be a party, or otherwise benefited, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
a director, executive officer, holder of more than 5 percent of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and shareholders. We believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Employment Agreements

We have entered into employment agreements with our NEOs. Each of these agreements is described in the “Grants of Plan-Based Awards — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon Termination or Change in Control” sections in Part III — Item 11, “Executive Compensation” of this Annual Report on Form 10-K.

Each of our executive officers has entered into a written employment agreement with us that provides for payment of base salary, target annual cash incentive compensation, eligibility for employee benefit programs and potential severance benefits.

Other Arrangements

Certain of our NEOs and directors have family members also employed by us. Mr. Walbert’s wife serves as our executive vice president, U.S. operations, and in 2022, she received total compensation of approximately $5,836,000. Mr. Walbert has a sister employed by us who received approximately $259,000 in total compensation in 2022. Mr. Watkins has a son employed by us who received approximately $230,000 in total compensation in 2022 and a daughter-in-law employed by us that received approximately $269,000 in total compensation in 2022.

On November 22, 2022, we entered into a research collaboration and option agreement with Xeris under which Xeris is obligated to use its proprietary formulation technology platform, XeriJect, to conduct a research program to develop an ultra-concentrated, ready-to-use, subcutaneous injection of TEPEZZA. We received an option to obtain a commercial license for any reformulated product developed under the research program. An upfront payment of $2.75 million was paid during the year ended December 31, 2022. In addition, Xeris is entitled to receive a milestone payment of $6.0 million upon the earlier of either (i) the exercise of our option or (ii) the achievement of the minimally acceptable target product profile by a reformulated product generated through the research program. If we exercise the option to continue development of and commercialize the reformulated product, Xeris may also be entitled to receive additional development and regulatory milestones and royalties on future sales. Jeffrey W. Sherman, M.D., FACP, our executive vice president, chief medical officer, is also a member of the board of directors of, and holds a beneficial interest in, Xeris BioPharma, which is the parent company of Xeris. This related party transaction was conducted in the normal course of business on an arm’s length basis.

Stock Awards Granted to Executive Officers and Directors

We have granted stock options, RSUs and PSUs to our executive officers and stock options and RSUs to our directors. Certain grants to our NEOs and directors are described in “Grants of Plan-Based Awards” and “Non-Employee Director Compensation” in Part III — Item 11, “Executive Compensation” of this Annual Report on Form 10-K, respectively.

Indemnification of Officers and Directors

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Irish Companies Act 2014, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

Director Independence

As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our counsel to ensure that the determinations of our board of directors are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that, with the exception of Mr. Walbert, all of the directors are “independent directors” as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. In making this determination, our board of directors found that none of these directors (other than Mr. Walbert) had a material or other disqualifying relationship with us. Mr. Walbert is not an independent director by virtue of his current employment with us.

Item 14. Principal Accountant Fees and Services

Audit and All Other Fees

The following table presents fees for services rendered by PricewaterhouseCoopers LLP (United States), or PricewaterhouseCoopers, our independent registered public accounting firm, for 2022 and 2021 in the following categories:

	For the Years Ended December 31,
	2022	2021
Audit fees(1)	$3,075	$3,666
All other fees(2)	20	7
Total	$3,095	$3,673
(1)
Audit fees consist of fees for professional services performed by PricewaterhouseCoopers for the audit of our annual financial statements, review of our quarterly financial statements, review of and consents for our registration statements and filings, comfort letters and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)
License fees for PricewaterhouseCoopers’ disclosure, accounting and auditing research library software.

The Audit Committee has considered whether provision of the above audit-related and tax services is compatible with maintaining the registered public accounting firm’s independence and has determined that such services are compatible with maintaining the registered public accounting firm’s independence.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. The Audit Committee pre-approved all such services in 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1.
Financial Statements

The financial statements listed on the Index to Consolidated Financial Statements F-1 to F-60 are filed as part of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2022, 2021 and 2020 appearing on page F-60. Other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

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

2.2#

Transaction Agreement, dated December 11, 2022, by and among Amgen Inc., Pillartree Limited and Horizon Therapeutics Public Limited Company (incorporated by reference to Exhibit 2.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on December 12, 2022).

2.3

Appendix 3 to the Rule 2.7 Announcement, dated as of December 12, 2022 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on December 12, 2022).

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

10.11

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

10.12+

Horizon Therapeutics Public Limited Company Share Clog Program Trust Deed, as amended, and Form of Clog Letter (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2016).

10.13*

License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University and Horizon Therapeutics Ireland DAC (as successor in interest to Bio-Technology General Corporation), as amended November 12, 2001, August 30, 2010, March 12, 2014, July 16, 2015 and January 14, 2016.

10.14*

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

10.16*

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

10.17*

Fifth Amendment to Commercial Supply Agreement, effective as of August 31, 2016, by and between Horizon Therapeutics Ireland DAC and Bio-Technology General (Israel) Ltd (incorporated by reference to Exhibit 10.25 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 24, 2021).

10.18

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

10.19+

Horizon Therapeutics Public Limited Company Equity Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.20+

Horizon Therapeutics Public Limited Company Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 99.4 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on January 11, 2018).

10.21

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

10.22

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

10.23+

Second Amendment to Amended and Restated Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Timothy P. Walbert (incorporated by reference to Exhibit 10.13 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017).

10.24+

Executive Employment Agreement, effective as of February 16, 2017, by and between Horizon Therapeutics USA, Inc. and Michael DesJardin (incorporated by reference to Exhibit 10.68 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.25+

First Amendment to Executive Employment Agreement, dated May 4, 2017, by and between Horizon Therapeutics USA, Inc. and Michael DesJardin (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 28, 2018).

10.26**

Confidential Settlement and License Agreement, effective as of June 27, 2018, by and among Horizon Therapeutics, LLC, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 8, 2018).

10.27**

Confidential Settlement and License Agreement, effective as of September 17, 2018, by and between Horizon Therapeutics, LLC and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 7, 2018).

10.28

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

10.29

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

10.30*

Commercial Supply Agreement, effective as of February 14, 2018, by and between CMC Biologics A/S, dba AGC Biologics and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.31*

Commercial Supply Agreement, effective as of December 18, 2018, by and between Catalent Indiana, LLC and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 8, 2019).

10.32*

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

10.33

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

10.34*

Amendment No. 1 to Commercial Supply Agreement, dated May 15, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 7, 2019).

10.35*

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

10.36+

Executive Employment Agreement, effective as of November 1, 2019, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Andy Pasternak (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 6, 2019).

10.37

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

10.38*

Amendment No. 2 to Commercial Supply Agreement, dated December 18, 2019, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.78 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.39*

Amendment to Supply Agreement, effective as of November 30, 2018, by and between NOF Corporation and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.80 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 26, 2020).

10.40+

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

10.41+

Horizon Therapeutics Public Limited Company 2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.2 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on May 1, 2020).

10.42*

Amendment No. 3 to Commercial Supply Agreement, dated July 30, 2020, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.1 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 2, 2020).

10.43*

Development and Manufacturing Services Agreement, dated June 10, 2015, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp) (incorporated by reference to Exhibit 10.2 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on November 2, 2020).

10.44

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

10.45+

Amended and Restated Executive Employment Agreement, effective as of July 27, 2010, as amended, by and between Horizon Therapeutics USA, Inc. and Jeffrey W. Sherman, M.D. (incorporated by reference to Exhibit 10.69 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 24, 2021).

10.46*

Second Amendment to Supply Agreement, effective as of January 22, 2021, by and between NOF Corporation and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.70 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on February 24, 2021).

10.47

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

10.48

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

10.49+

Executive Employment Agreement, effective as of March 15, 2021, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Elizabeth H.Z. Thompson (incorporated by reference to Exhibit 10.5 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on May 5, 2021).

10.50+

Horizon Therapeutics Public Limited Company Amended and Restated 2018 Equity Incentive Plan (assumed from Viela Bio, Inc.), as amended, and 2018 Restricted Stock Unit Award Sub-Plan and Forms of RSU Award Grant Notice and Forms of Award Agreement (RSU Award) thereunder (incorporated by reference to Exhibit 10.62 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2022).

10.51*

Master Manufacturing Services Agreement, dated October 15, 2018, by and between Patheon Pharmaceuticals Inc. and Horizon Medicines LLC (incorporated by reference to Exhibit 10.63 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2022).

10.52+

Executive Employment Agreement, effective as of February 28, 2022, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Sean M. Clayton (incorporated by reference to Exhibit 10.66 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2022).

10.53+

Executive Employment Agreement, effective as of November 1, 2021, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Aaron Cox (incorporated by reference to Exhibit 10.3 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022)

10.54+

Executive Employment and Transition Agreement, dated May 11, 2022, by and among Horizon Therapeutics Public Limited Company, Horizon Therapeutics USA, Inc. and Paul W. Hoelscher (incorporated by reference to Exhibit 10.4 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022).

10.55*

Amendment No. 4 to Commercial Supply Agreement, dated May 31, 2022, by and between AGC Biologics A/S (formerly known as CMC Biologics A/S) and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.6 to Horizon Therapeutics Public Limited Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022).

10.56+	Form of Retention Bonus Agreement entered into by and between Horizon Therapeutics Public Limited Company and certain of its officers and employees.

10.57+	Form of Excise Tax Gross-Up Agreement entered into by and between Horizon Therapeutics Public Limited Company and certain of its officers and employees.

21.1	Subsidiaries of Horizon Therapeutics Public Limited Company.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HORIZON THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Horizon Therapeutics plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Horizon Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Medicaid Rebates

As described in Note 2 and 10 to the consolidated financial statements, the Company has accrued government rebates and chargebacks of $235.2 million as of December 31, 2022. A significant portion of these accruals relates to the Company’s Medicaid rebates. Management calculates the Medicaid rebate allowance using the expected value method. Management accrues estimated rebates based on estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages, and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue.

The principal considerations for our determination that performing procedures relating to accrued Medicaid rebates is a critical audit matter are (i) the significant judgment by management when developing the allowance, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the assumptions related to estimated percentages of medicine prescribed to qualified patients, estimated rebate percentages, and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued Medicaid rebates, including controls over the assumptions used to develop the allowance. These procedures also included, among others, (i) developing an independent estimate of the accrued Medicaid rebates by utilizing third-party prescription data, the terms of the specific rebate programs, and the historical trend of actual rebate claims paid, (ii) comparing the independent estimate to management’s estimate, and (iii) testing, on a sample basis, rebate claims processed by the Company, including evaluating those claims for consistency with the terms of the specific rebate programs.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 1, 2023

We have served as the Company’s auditor since 2009.

HORIZON THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except nominal value and share data)

	As of	As of
	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,352,833	$1,580,317
Restricted cash	4,755	3,839
Accounts receivable, net	676,347	632,775
Inventories, net	169,559	225,730
Prepaid expenses and other current assets	449,349	357,106
Total current assets	3,652,843	2,799,767
Property, plant and equipment, net	340,509	292,298
Developed technology and other intangible assets, net	2,664,777	2,960,118
In-process research and development	810,000	880,000
Goodwill	1,010,538	1,066,709
Deferred tax assets, net	431,814	538,098
Other long-term assets	204,135	140,738
Total assets	$9,114,616	$8,677,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,800	$30,125
Accrued expenses and other current liabilities	457,557	523,015
Accrued trade discounts and rebates	319,780	317,431
Long-term debt—current portion	16,000	16,000
Total current liabilities	949,137	886,571
LONG-TERM LIABILITIES:
Long-term debt, net	2,546,837	2,555,233
Deferred tax liabilities, net	342,017	390,455
Other long-term liabilities	204,451	173,076
Total long-term liabilities	3,093,305	3,118,764
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at December 31, 2022 and December 31, 2021; 227,625,913 and 227,760,936 shares issued at December 31, 2022 and December 31, 2021, respectively; and 227,241,547 and 227,376,570 shares outstanding at December 31, 2022 and December 31, 2021, respectively	23	23
Treasury stock, 384,366 ordinary shares at December 31, 2022 and December 31, 2021	(4,585)	(4,585)
Additional paid-in capital	4,474,199	4,373,337
Accumulated other comprehensive income (loss)	12,528	(14,987)
Retained earnings	590,009	318,605
Total shareholders’ equity	5,072,174	4,672,393
Total liabilities and shareholders’ equity	$9,114,616	$8,677,728

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net sales	$3,629,044	$3,226,410	$2,200,429
Cost of goods sold	920,197	794,512	532,695
Gross profit	2,708,847	2,431,898	1,667,734
OPERATING EXPENSES:
Research and development	437,962	345,318	128,999
Acquired in-process research and development and milestones	56,250	86,672	80,365
Selling, general and administrative	1,541,052	1,446,410	973,227
Impairment of goodwill	56,171	—	—
Impairment of long-lived asset	—	12,371	—
Gain on sale of assets	—	(2,000)	(4,883)
Total operating expenses	2,091,435	1,888,771	1,177,708
Operating income	617,412	543,127	490,026
OTHER EXPENSE, NET:
Interest expense, net	(83,707)	(81,063)	(59,616)
Foreign exchange loss	(1,202)	(1,028)	(297)
Loss on debt extinguishment	—	—	(31,856)
Other (expense) income, net	(5,567)	1,791	3,388
Total other expense, net	(90,476)	(80,300)	(88,381)
Income before expense (benefit) for income taxes	526,936	462,827	401,645
Expense (benefit) for income taxes	5,454	(71,664)	11,849
Net income	$521,482	$534,491	$389,796
Net income per ordinary share—basic	$2.28	$2.37	$1.91
Weighted average ordinary shares outstanding—basic	229,108,881	225,551,410	203,967,246
Net income per ordinary share—diluted	$2.22	$2.27	$1.81
Weighted average ordinary shares outstanding—diluted	235,239,651	235,680,483	215,308,768
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Interest rate swap contracts designated as cash flow hedges	$23,640	$—	$—
Pension and other post-employment benefit plan remeasurements	4,671	(13,296)	—
Foreign currency translation adjustments	(796)	(1,546)	1,760
Other comprehensive income (loss)	27,515	(14,842)	1,760
Comprehensive income	$548,997	$519,649	$391,556

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Additional	Accumulated Other	(Accumulated	Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Deficit)	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Retained Earnings	Equity
Balances at December 31, 2019	188,402,040	$19	384,366	$(4,585)	$2,797,602	$(1,905)	$(605,682)	$2,185,449
Issuance of ordinary shares in conjunction with 2.5% Exchangeable Senior Notes due 2022	13,898,414	1	—	—	395,671	—	—	395,672
Issuance of ordinary shares - public offering	13,570,000	1	—	—	919,513	—	—	919,514
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	5,109,168	1	—	—	36,869	—	—	36,870
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(66,505)	—	—	(66,505)
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	742,052	—	—	—	16,168	—	—	16,168
Share-based compensation	—	—	—	—	146,627	—	—	146,627
Foreign currency translation adjustments	—	—	—	—	—	1,760	—	1,760
Net income	—	—	—	—	—	—	389,796	389,796
Balances at December 31, 2020	221,721,674	$22	384,366	$(4,585)	$4,245,945	$(145)	$(215,886)	$4,025,351
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	5,420,024	1	—	—	50,565	—	—	50,566
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	619,238	—	—	—	22,528	—	—	22,528
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(165,964)	—	—	(165,964)
Share-based compensation	—	—	—	—	220,263	—	—	220,263
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(13,296)	—	(13,296)
Foreign currency translation adjustments	—	—	—	—	—	(1,546)	—	(1,546)
Net income	—	—	—	—	—	—	534,491	534,491
Balances at December 31, 2021	227,760,936	$23	384,366	$(4,585)	$4,373,337	$(14,987)	$318,605	$4,672,393
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	3,453,484	—	—	—	30,316	—	—	30,316
Issuance of ordinary shares in conjunction with Employee Share Purchase Plan	328,910	—	—	—	25,051	—	—	25,051
Repurchase of ordinary shares	(3,917,417)	—	—	—	—	—	(250,078)	(250,078)
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(137,247)	—	—	(137,247)
Share-based compensation	—	—	—	—	182,742	—	—	182,742
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	4,671	—	4,671
Foreign currency translation adjustments	—	—	—	—	—	(796)	—	(796)
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	23,640	—	23,640
Net income	—	—	—	—	—	—	521,482	521,482
Balances at December 31, 2022	227,625,913	$23	384,366	$(4,585)	$4,474,199	$12,528	$590,009	$5,072,174

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$521,482	$534,491	$389,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	390,393	353,751	279,451
Equity-settled share-based compensation	182,100	219,086	146,627
Impairment of goodwill	56,171	—	—
Acquired IPR&D and milestones	52,250	70,072	77,517
Deferred income taxes	49,814	(101,016)	(33,453)
Amortization of debt discount and deferred financing costs	7,912	5,189	12,640
Impairment of long-lived asset	—	12,371	—
Loss on debt extinguishment	—	—	31,856
Gain on sale of assets	—	(2,000)	(4,883)
Foreign exchange and other adjustments	9,700	5,067	1,812
Changes in operating assets and liabilities:
Accounts receivable	(43,457)	34,796	(251,173)
Inventories	56,122	1,267	(21,451)
Prepaid expenses and other current assets	(79,245)	(88,193)	(114,788)
Accounts payable	122,232	(12,197)	16,015
Accrued trade discounts and rebates	2,399	(36,929)	(113,991)
Accrued expenses and other current liabilities	(59,101)	50,622	114,621
Other non-current assets and liabilities	(10,930)	(11,106)	25,092
Net cash provided by operating activities	1,257,842	1,035,271	555,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64,026)	(76,596)	(169,852)
Payments related to license and collaboration agreements	(62,250)	(51,572)	(30,000)
Payments for long-term investments	(9,236)	(28,256)	(14,108)
Payments for acquisitions, net of cash acquired	(3,122)	(2,843,275)	(262,305)
Proceeds from sale of assets	—	2,000	5,400
Change in escrow deposit for property purchase	—	—	6,000
Receipts from long-term investments	4,633	3,588	794
Net cash used in investing activities	(134,001)	(2,994,111)	(464,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of ordinary shares	(250,078)	—	—
Payment of employee withholding taxes relating to share-based awards	(137,247)	(165,964)	(66,505)
Repayment of term loans	(16,000)	(12,000)	—
Net proceeds from term loans	—	1,574,993	—
Repayment of senior notes	—	—	(1,739)
Net proceeds from the issuance of ordinary shares	—	—	919,786
Proceeds from the issuance of ordinary shares in conjunction with Employee Share Purchase Plan	25,051	22,528	16,168
Proceeds from the issuance of ordinary shares in connection with stock option exercises	30,316	50,566	36,869
Net cash (used in) provided by financing activities	(347,958)	1,470,123	904,579
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,451)	(10,606)	7,244
Net increase (decrease) in cash, cash equivalents and restricted cash	773,432	(499,323)	1,003,440
Cash, cash equivalents and restricted cash, beginning of the year	1,584,156	2,083,479	1,080,039
Cash, cash equivalents and restricted cash, end of the year	$2,357,588	$1,584,156	$2,083,479

HORIZON THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest swap payments	$106,480	$74,353	$51,863
Cash paid for income taxes, net of refunds received	19,845	97,235	15,115
Cash paid for amounts included in the measurement of operating lease liabilities	8,343	8,868	7,840
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$30,763	$62,156	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	17,032	9,228	13,430
Purchases of acquired in-process research and development and milestones included in accrued expenses and other current liabilities	15,000	25,000	—
Principal amount of 2.5% Exchangeable Senior Notes due 2022 converted into ordinary shares	—	—	398,261
Milestone payments for TEPEZZA intangible asset included in accrued expenses and other current liabilities	—	—	123,442

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS OVERVIEW

Basis of Presentation

Unless otherwise indicated or the context otherwise requires, references to “Horizon”, the “Company”, “we”, “us” and “our” refer to Horizon Therapeutics plc and its consolidated subsidiaries.

Transaction agreement with Amgen Inc.

On December 12, 2022, the Company announced that it had entered into a transaction agreement with Amgen Inc. (“Amgen”) and Pillartree Limited (“Pillartree”), a wholly owned subsidiary of Amgen. Subject to the terms of the transaction agreement, Pillartree will acquire the Company (the “Transaction”), pursuant to a scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”), or under certain circumstances, subject to the terms of the transaction agreement, a takeover offer (as such term is defined under the Irish Takeover Rules). As a result of the Scheme, the Company would become a wholly owned subsidiary of Amgen.

At the effective time of the Scheme (the “Effective Time”), holders of the Company’s ordinary shares will be entitled to receive $116.50 in cash per ordinary share (the “Consideration”). The Company’s equity awards will be treated as set forth in the transaction agreement, such that:

•
each option to purchase the Company’s ordinary shares that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, be canceled and converted into the right to receive cash, without interest, in an amount equal to (a) the total number of the Company’s ordinary shares subject to such option immediately prior to the Effective Time, multiplied by (b) the excess of (i) the Consideration over (ii) the exercise price payable per share under such option;
•
each of the Company’s restricted stock unit, or RSU, awards, excluding PSUs (as defined below), that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, (a) if granted to a non-employee member of the Company’s board of directors or held by a person who, as of the date of the completion of the Transaction, is a former service-provider of the Company, be canceled and converted into the right to receive a cash amount equal to (i) the total number of the Company’s ordinary shares subject to such RSU immediately prior to the Effective Time multiplied by (ii) the Consideration, and (b) if not granted to an individual described in clause (a) above, be canceled and converted into a restricted stock unit (an “Amgen RSU”), denominated in shares of Amgen’s common stock. The number of shares of Amgen common stock subject to each such Amgen RSU will be equal to the product (rounded down to the nearest whole number) of (a) the total number of the Company’s ordinary shares subject to such RSU immediately prior to the Effective Time multiplied by (b) the quotient of (i) the Consideration divided by (ii) the volume weighted average of the per share closing price of Amgen’s common stock on the Nasdaq Global Select Market for five trading days ending on the second business day prior to the completion of the Transaction. Following the Effective Time, each Amgen RSU will continue to be governed by the same terms and conditions (including vesting terms) as were applicable to the applicable RSU immediately prior to the Effective Time; and
•
each of the Company’s RSU awards with performance-based vesting or delivery requirements, or a PSU, that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, be canceled and converted into the right to receive cash, without interest, in an amount equal to (i) the total number of the Company’s ordinary shares issuable in settlement of such PSU as determined, in accordance with the terms of such PSU, by the compensation committee of the Company’s board of directors (the “Compensation Committee”) prior to the Effective Time multiplied by (ii) the Consideration.

On February 24, 2023, the Company’s shareholders approved the Scheme and certain scheme approval resolutions and amendments to the memorandum and articles of association of Horizon to enable the Scheme to be effected. The closing of the Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the receipt of required antitrust clearance in the United States, and the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of the other party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. On January 30, 2023, the Company and Amgen received a request for additional information and documentary materials, or a second request, from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after the Company and Amgen have substantially complied with the second request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC. In connection with the Transaction, the Company and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria.

The Company expects the Transaction to close during the first half of 2023, subject to the regulatory clearances and other customary closing conditions described above and in the transaction agreement.

Acquired in-process research and development and milestones

Beginning with the third quarter of 2022, the Company separately presents upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the consolidated statement of comprehensive income. Amounts recorded in this line item for the year ended December 31, 2022, would have historically been recorded to research and development (“R&D”) expenses. The Company believes the new classification assists users of the financial statements in better understanding the payments incurred to acquire in-process research and development (“IPR&D”). Prior period consolidated statements of comprehensive income have been reclassified to conform with the new classification. Refer to Note 2 for details on the Company’s R&D expenses and acquired IPR&D and milestones expenses accounting policies.

Business Overview

Horizon is a global biotechnology company focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. The Company’s pipeline is purposeful: it applies scientific expertise and courage to bring clinically meaningful therapies to patients. Horizon believes science and compassion must work together to transform lives. The Company’s commercial portfolio is currently composed of 12 medicines in the areas of rare diseases, gout, ophthalmology and inflammation.

As of December 31, 2022, the Company’s commercial portfolio consisted of the following medicines:

TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation

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

Segment Information

Effective in the fourth quarter of 2022, management realigned the Company’s reportable segments to reflect changes in the manner in which the chief operating decision maker (“CODM”) assesses financial information for decision-making purposes. The Company transitioned its two reportable segments, the inflammation segment and the orphan segment, to one reportable segment for the year ended December 31, 2022. All prior year amounts have been reclassified to conform to the Company’s current reporting structure. Refer to Note 11 for further details. The Company’s accounting policy for segment reporting is described below.

The Company determined that it operates in one reportable segment, which focuses on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the CODM. The Company’s chief executive officer has been identified as its CODM.

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

The U.S. dollar is the functional currency for the Company’s Ireland and United States-based businesses and the majority of its subsidiaries. The Company has foreign subsidiaries that have the Euro and the Canadian Dollar as their functional currency. Foreign currency-denominated assets and liabilities of these subsidiaries are translated into U.S. dollars based on exchange rates prevailing at the end of the period, revenues and expenses are translated at average exchange rates prevailing during the corresponding period, and shareholders’ equity accounts are translated at historical exchange rates as of the date of any equity transaction. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of accumulated other comprehensive income (loss) (“AOCI/L”).

Gains and losses resulting from foreign currency transactions are reflected within the Company’s results of operations.

Revenue Recognition

In the United States, the Company sells its medicines primarily to wholesale distributors and specialty pharmacy providers. In other countries, the Company sells its medicines primarily to wholesale distributors and other third-party distribution partners. These customers subsequently resell the Company’s medicines to health care providers and patients. In addition, the Company enters into arrangements with health care providers and payers that provide for government-mandated or privately negotiated discounts and allowances related to the Company’s medicines. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company’s contracts have a single performance obligation to transfer medicines. Accordingly, revenues from medicine sales are recognized when the customer obtains control of the Company’s medicines, which occurs at a point in time, typically upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring medicines and is generally based upon a list or fixed price less allowances for medicine returns, rebates and discounts. The Company sells its medicines to wholesale pharmaceutical distributors and pharmacies under agreements with payment terms typically less than 90 days. Discounts, rebates, returns and certain other adjustments are accounted for as variable consideration.

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

Co-pay and Other Patient Assistance Programs

The Company offers discount card and other programs to patients under which the patient receives a discount on his or her prescription. In certain circumstances when a patient’s prescription is rejected by a managed care vendor, the Company will pay for the full cost of the prescription. The Company reimburses pharmacies for this discount through third-party vendors. The Company reduces gross sales by the amount of actual co-pay and other patient assistance in the period based on invoices received. The Company also records an accrual to reduce gross sales for estimated co-pay and other patient assistance on units sold to distributors that have not yet been prescribed/dispensed to a patient. The Company calculates accrued co-pay and other patient assistance costs using the expected value method. The estimate is based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Accrued co-pay and other patient assistance costs are included in “accrued trade discounts and rebates” on the consolidated balance sheet.

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

Cost of Goods Sold

The Company recognizes cost of goods sold in connection with its sales of each of its distributed medicines. Cost of goods sold includes all costs directly related to the acquisition of the Company’s medicines from its third-party manufacturers, including freight charges and other direct expenses such as insurance and supply chain costs. Cost of goods sold also includes amortization of intellectual property as described in the intangible assets accounting policy below, inventory step-up expense, share-based compensation, royalty payments to third parties and loss on inventory purchase commitments.

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

Derivative Instruments and Hedging Activities

All derivative instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheets and are classified as current or non-current based on the scheduled maturity of the instrument. For derivatives designated as hedges, the Company assesses at inception and quarterly thereafter whether the hedging derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The effective portions of changes in the fair value of a derivative designated as a cash flow hedge are reported in AOCI/L and are subsequently recognized in net income consistent with the underlying hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively. If a hedged forecasted transaction becomes probable of not occurring, any gains or losses are reclassified from AOCI/L to net income. Derivatives that are not designated as hedges are adjusted to fair value through current net income.

Investments

Investments consist primarily of equity securities, bank time deposits, money market funds and U.S. federal government securities. Investments in publicly traded equity securities are reported at fair value determined using quoted market prices in active markets. Changes in the fair value of these investments are included in other (expense) income, net in the consolidated statement of comprehensive income.

Equity Method Investments

Investments in companies over which the Company has significant influence but not a controlling interest are accounted for using the equity method, with the share of earnings or losses reported in other (expense) income, net.

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

The purchase cost of TEPEZZA drug substance, TEPEZZA drug product with the Company’s second drug product manufacturer, Patheon Pharmaceuticals Inc. (“Patheon”) (the contract development and manufacturing services organization of Thermo Fisher Scientific), and ACTIMMUNE inventory are principally denominated in Euros and are subject to foreign currency risk. In addition, the Company is obligated to pay certain milestones and a royalty on sales of TEPEZZA to F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as “Roche”) in Swiss Francs, which obligations are subject to foreign currency risk. The Company also incurs certain operating expenses in currencies other than the U.S. dollar in relation to its Irish operations and foreign subsidiaries. Therefore, the Company is subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the Euro and the Swiss Franc. In addition, the Company enters into forward currency contracts to hedge its foreign currency risk exposure.

Historically, the Company’s accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of each of December 31, 2022 and 2021, the Company’s top four customers accounted for approximately 94% of the Company’s total outstanding accounts receivable balances. Given the size and creditworthiness of the customers, the Company has not experienced and does not expect to experience material credit-related losses with such customers.

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

Provision for Income Taxes

The Company accounts for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In determining future taxable income, the Company is required to make assumptions including the amount of taxable income in the various jurisdictions in which the Company operates. These assumptions require significant judgment about forecasts of future taxable income. Actual operating results in future years could render the Company’s current assumption of recoverability of deferred tax assets inaccurate. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the period that the change is enacted. From time to time, the Company executes intercompany transactions in response to changes in operations, regulations, tax laws, funding needs and other circumstances. These transactions require the interpretation and application of tax laws in the applicable jurisdiction to support the tax treatment taken. The valuations which support the tax treatment of the transactions require significant estimates and assumptions within discounted cash flow models. The Company also accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. Deferred tax assets and deferred tax liabilities are netted by each tax-paying entity within each jurisdiction on the Company’s consolidated balance sheets.

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

Depreciation and amortization periods for the Company’s property, plant and equipment are as follows:

Buildings	40 years
Land improvements	10 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 10 years
Computer equipment	3 years
Software	3 years
Trade show equipment	3 years

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

Indefinite-lived intangible assets consist of capitalized IPR&D. IPR&D assets represent capitalized incomplete research and development projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until completion or abandonment of R&D efforts associated with the projects. An IPR&D asset is considered abandoned when R&D efforts associated with the asset have ceased, and there are no plans to sell or license the asset or derive value from the asset. At that point, the asset is considered to be impaired and is written off. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D assets, for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

R&D Expenses

R&D expenses include, but are not limited to, payroll and other personnel expenses, consultant expenses, expenses incurred under agreements with contract research organizations to conduct clinical trials and expenses incurred to manufacture clinical trial materials. When milestone payments are due to third parties under R&D agreements assumed as part of business acquisitions, prior to regulatory approval, the payment obligations are recorded as R&D expenses when the milestone results are achieved. R&D expenses were $438.0 million, $345.3 million and $129.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Acquired IPR&D and Milestones Expenses

The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as acquired IPR&D unless the project has an alternative future use. The Company also enters into collaborative agreements with third parties to develop and commercialize medicine candidates. Collaborative activities may include joint R&D and commercialization of new medicines. The Company generally receives certain licensing rights under these arrangements. Upfront payments associated with collaborative arrangements during the development stage are recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income. Subsequent payments made to the partner in connection with milestones during the development stage are recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income when the milestone is achieved. Acquired IPR&D and milestones expenses were $56.3 million, $86.7 million and $80.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Advertising Expenses

The Company expenses the costs of advertising as incurred. Advertising expenses were $270.5 million, $288.8 million, and $114.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income (loss) (“OCI/L”). OCI/L includes certain changes in shareholders’ equity that are excluded from net income, which consist of interest rate swap contracts designated as cash flow hedges, foreign currency translation adjustments and pension and other post-employment benefit plan remeasurements. The Company reports the effect of significant reclassifications out of accumulated OCI/L on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.

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

Post-employment Benefits

The Company records annual expenses relating to its defined benefit U.S. retiree medical plan based on calculations which utilize various actuarial assumptions, including discount rates, health care cost trend rates, turnover rates, and retirement rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Prior service costs and credits from plan amendments, including initiation of a plan, are deferred in AOCI/L, net of tax and amortized at an equal amount in each remaining year of service until the full eligibility date of employees active as of the amendment date. Actuarial gains and losses are deferred in AOCI/L, net of tax and amortized over the remaining service attribution periods of the employees under the corridor method.

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

The Company reports right-of-use lease assets within non-current “Other long-term assets” in its consolidated balance sheet. The Company reports the current portion of lease liabilities within “Accrued expenses and other current liabilities” and long-term lease liabilities within “Other long-term liabilities” in its consolidated balance sheet.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which defers the sunset date of the guidance included in Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under the Credit Agreement (as defined below). Refer to Note 13 for further details. The discontinuation of LIBOR is expected to occur as of June 30, 2023. In the second quarter of 2022, the Company elected to apply the optional expedients for the assessment of hedge effectiveness for cash flow hedges affected by reference rate reform.

Recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – NET INCOME PER SHARE

The following table presents basic and diluted net income per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2022	2021	2020
Basic net income per share calculation:
Numerator - net income	$521,482	$534,491	$389,796
Denominator - weighted average of ordinary shares outstanding	229,108,881	225,551,410	203,967,246
Basic net income per share	$2.28	$2.37	$1.91

	For the Years Ended December 31,
	2022	2021	2020
Diluted net income per share calculation:
Numerator - net income	$521,482	$534,491	$389,796
Denominator - weighted average of ordinary shares outstanding	235,239,651	235,680,483	215,308,768
Diluted net income per share	$2.22	$2.27	$1.81

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

During the years ended December 31, 2022, 2021 and 2020, the difference between the basic and diluted weighted average ordinary shares outstanding primarily represents the effect of incremental shares from the Company’s share-based compensation programs.

The outstanding securities listed in the table below were excluded from the computation of diluted net income per ordinary share for the years ended December 31, 2022, 2021 and 2020 due to being anti-dilutive:

	For the Years Ended December 31,
	2022	2021	2020
Stock options	288,943	397,576	44,670
Restricted stock units	2,707,169	1,557,405	2,398,710
Performance stock units	356,618	791,747	790,949
Employee share purchase plan shares	604,563	295,050	18,618
2.50% Exchangeable Senior Notes due 2022	—	—	6,862,376
	3,957,293	3,041,778	10,115,323

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

The following table summarizes the final values assigned to the assets acquired and the liabilities assumed by the Company along with the resulting goodwill before and after the measurement period adjustments (in thousands):

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

Inventories acquired included raw materials, work in process and finished goods for UPLIZNA. Inventories were recorded at their estimated fair values. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities. The fair value of work in process was determined based on estimated selling price, net of selling costs and costs to complete the manufacturing, and a margin on the selling and manufacturing activities. The fair value of raw materials was estimated to equal the replacement cost. A step-up in the value of inventory of $149.3 million was originally recorded in connection with the acquisition, which was composed of $10.1 million for raw materials, $119.0 million for work-in-process and $20.2 million for finished goods. During the year ended December 31, 2021, the step-up in value of inventory was increased to $151.6 million following the recording of $2.3 million in measurement period adjustments which was composed of $1.9 million for work-in-process and $0.4 million for finished goods. During the year ended December 31, 2022, the Company recorded inventory step-up expense of $91.7 million related to UPLIZNA based on the acquired units sold during the period. During the year ended December 31, 2021, the Company recorded inventory step-up expense of $27.6 million related to UPLIZNA based on the acquired units sold during the period.

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

IPR&D was related to R&D projects including:

(i)
Potential regulatory approval of UPLIZNA for neuromyelitis optica spectrum disorder (“NMOSD”) outside of the United States and certain other indications worldwide. As of the date of the acquisition, UPLIZNA had not been granted regulatory approval in any territory outside the United States or for any indications other than NMOSD in the United States. On March 23, 2021, the Company’s strategic partner, Mitsubishi Tanabe Pharma Corporation (“MTPC”) received manufacturing and marketing approval for UPLIZNA in Japan. In April 2022, the European Commission issued a legally binding decision based on the favorable recommendation of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) to grant Marketing Authorization (“MA”) for UPLIZNA for the treatment of adult patients with NMOSD in the European Union (“EU”). Refer to Note 8 for further details.

(ii)
Daxdilimab, an investigational human monoclonal antibody designed to deplete plasmacytoid dendritic cells, a cell type believed to be critical to the pathogenesis of multiple autoimmune diseases.

(iii)
Dazodalibep, an investigational fusion protein designed to block a key co-stimulatory pathway involved in many autoimmune and inflammatory diseases.

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

The following table presents certain pro forma combined results of the Company and Viela for the years ended December 31, 2021 and 2020 as if the acquisition of Viela had occurred on January 1, 2020 (in thousands):

	For the Year Ended December 31,
	2021			2020
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Net sales	$3,226,410	$10,588	$3,236,998	$2,200,429	$11,652	$2,212,081
Net income	534,491	(30,804)	503,687	389,796	(291,730)	98,066

The pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Viela. In order to reflect the pro forma information as if the acquisition occurred on January 1, 2020, the pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current fair values of the identifiable intangible assets acquired; the incremental cost of medicines sold related to the fair value adjustments associated with acquisition date inventory; the additional interest expense associated with the issuance of debt to finance the acquisition; and the reclassification of transaction costs incurred during the year ended December 31, 2021 to the year ended December 31, 2020. Significant non-recurring pro forma adjustments include transaction costs of $86.6 million which were assumed to have been incurred on January 1, 2020 and were recognized as if incurred during the year ended December 31, 2020. The pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition actually been completed on January 1, 2020. In addition, the pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

Acquisition of Curzion Pharmaceuticals, Inc.

On April 1, 2020, the Company acquired Curzion Pharmaceuticals, Inc. (“Curzion”), a privately held development-stage biopharma company, and its development-stage oral selective lysophosphatidic acid 1 receptor (LPAR1) antagonist, CZN001 (renamed HZN-825).

Under the terms of the acquisition agreement, the Company acquired Curzion for a $45.0 million upfront cash payment with additional payments contingent on the achievement of development and regulatory milestones. Pursuant to ASC 805 (as amended by ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”)), the Company accounted for the Curzion acquisition as the purchase of an IPR&D asset and, pursuant to ASC Topic 730, Research and Development (“ASC 730”), recorded the purchase price as acquired IPR&D and milestones expenses during the year ended December 31, 2020. HZN-825 was originally discovered and developed by Sanofi-Aventis U.S. LLC, which is eligible to receive contingent payments upon the achievement of development and commercialization milestones and royalties based on revenue thresholds. A member of the Company’s board of directors was also a member of the board of directors of, and held a beneficial interest in, Curzion. This related party transaction was conducted in the normal course of business on an arm’s length basis.

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

In addition, during the year ended December 31, 2020, the Company recorded $120.8 million as a finite-lived intangible asset representing the developed technology for TEPEZZA, composed of $67.0 million in relation to the expected future attainment of various net sales milestones payable under the acquisition agreement for River Vision and CHF50.0 million ($53.8 million when converted using a CHF-to-Dollar exchange rate as of the date the intangible asset was recorded) in relation to the expected future attainment of various net sales milestones payable to Roche. The liabilities relating to these TEPEZZA net sales milestones were recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2020. The Company paid such TEPEZZA net sales milestones to Roche in February 2021 and to the former River Vision stockholders in April 2021 and, following such payments, there are no further TEPEZZA net sales milestone obligations remaining to Roche and the former River Vision stockholders. The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.5 million when converted using a CHF-to-Dollar exchange rate at December 31, 2022 of 1.0823).

Refer to Note 16 for further detail on TEPEZZA milestone payments.

Other Arrangements

Xeris Pharmaceuticals, Inc.

On November 22, 2022, the Company entered into a research collaboration and option agreement with Xeris Pharmaceuticals, Inc. (“Xeris”) under which Xeris is obligated to use its proprietary formulation technology platform, XeriJect, to conduct a research program to develop an ultra-concentrated, ready-to-use, subcutaneous injection of TEPEZZA. The Company received an option to obtain a commercial license for any reformulated product developed under the research program. An upfront payment of $2.75 million was recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income and paid during the year ended December 31, 2022. In addition, Xeris is entitled to receive a milestone payment of $6.0 million upon the earlier of either (i) the exercise of the Company’s option or (ii) the achievement of the minimally acceptable target product profile by a reformulated product generated through the research program. If the Company exercises its option to continue development of and commercialize the reformulated product, Xeris may also be entitled to receive additional development and regulatory milestones and royalties on future sales.

Q32 Bio Inc.

On August 12, 2022, the Company entered into a collaboration and option agreement with Q32 Bio Inc. (“Q32”) related to its pipeline candidate ADX-914, a monoclonal antibody antagonist of the interleukin-7 receptor for the treatment of autoimmune and inflammatory diseases. Under the terms of the agreement, the Company received an option to acquire the ADX-914 program, exercisable through a period of time following completion of certain planned Phase 2a trials. An upfront payment of $15.0 million and milestone-based development funding of $17.5 million were paid during the year ended December 31, 2022, and recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income. The Company may also be obligated to pay up to $22.5 million in the form of additional milestone-based development funding. If the Company exercises the option, it may be obligated to make up to an additional $645.0 million in closing and milestone payments, as well as tiered royalties on net sales from a high single-digit to a low double-digit percentage, inclusive of certain amounts payable to a third party under a pre-existing license agreement.

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

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for HZN-457, a discovery-stage investigational RNA interference (“RNAi”) therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. The $40.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income during the year ended December 31, 2021. In addition, a $15.0 million development milestone was recognized in the fourth quarter of 2022 and recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income during the year ended December 31, 2022.

Halozyme Therapeutics, Inc.

On November 21, 2020, the Company entered into a global agreement with Halozyme Therapeutics, Inc. (“Halozyme”) that gives the Company exclusive access to Halozyme’s ENHANZE® drug delivery technology for subcutaneous (“SC”) formulation of medicines targeting IGF-1R. The Company is exploring ENHANZE to develop a SC formulation of TEPEZZA, indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients. Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020, with additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds. Halozyme will also be entitled to receive mid-single digit royalties on sales of commercialized medicines using the ENHANZE technology. The $30.0 million upfront payment was accounted for as the acquisition of an IPR&D asset and was recorded as acquired IPR&D and milestones expenses in the consolidated statement of comprehensive income during the year ended December 31, 2020.

NOTE 5 – INVENTORIES

The components of inventories as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$44,230	$43,366
Work-in-process	25,232	101,719
Finished goods	100,097	80,645
Inventories, net	$169,559	$225,730

During the year ended December 31, 2021, as part of the Viela acquisition, a step-up in the value of inventory of $151.6 million was recorded, which was composed of $10.1 million for raw materials, $120.9 million for work-in-process and $20.6 million for finished goods. Refer to Note 4 for further details. Inventory step-up expense recorded in cost of goods sold relating to UPLIZNA was $91.7 million and $27.6 million for the years ended December 31, 2022 and 2021, respectively.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to Consolidated Financial Statements.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Deferred charge for taxes on intercompany profit	$164,771	$66,175
Advance payments for inventory	156,824	160,103
Rabbi trust assets	28,227	26,519
Prepaid income taxes and income tax receivable	9,835	36,388
Other prepaid expenses and other current assets	89,692	67,921
Prepaid expenses and other current assets	$449,349	$357,106

Deferred charge for taxes on intercompany profit increased $98.6 million, from $66.2 million during the year ended December 31, 2021 to $164.8 million during the year ended December 31, 2022 due to an increase in tax benefit related to deferred charges for taxes on higher intercompany inventory transfers.

Advance payments for inventory as of December 31, 2022 and 2021, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Buildings	$173,560	$174,209
Construction in process	88,825	28,210
Land and land improvements	44,323	40,468
Leasehold improvements	24,428	23,801
Machinery and equipment	22,865	18,390
Furniture and fixtures	20,318	19,318
Software	13,332	13,388
Other	11,966	10,418
	399,617	328,202
Less accumulated depreciation	(59,108)	(35,904)
Property, plant and equipment, net	$340,509	$292,298

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $23.9 million, $17.5 million and $24.3 million, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below presents goodwill for the Company as of December 31, 2022 (in thousands):

Total
Balance at December 31, 2021	$1,066,709
Goodwill impairment during the year	(56,171)
Balance at December 31, 2022	$1,010,538

In May 2022, Apotex Corp. and its affiliate, Apotex Inc. (collectively, “Apotex”), initiated an at-risk launch of a generic version of PENNSAID 2% in the United States. The at-risk launch was expected to have an on-going negative impact on PENNSAID 2% net sales. As a result, the Company determined the generic product launch and the expected impact on PENNSAID 2% to be a triggering event to conduct an interim impairment analysis and an indicator it was more likely than not that the carrying amount of its former inflammation reporting unit exceeded its fair value as of June 30, 2022.

The Company determined the fair value of the former inflammation reporting unit as of June 30, 2022 using the income approach. The cash flow projections were based on a financial forecast developed by management that included net sales projections, which are updated annually, or more frequently based on events that may significantly impact forecasts.

The Company’s interim goodwill impairment test in the second quarter of 2022 indicated an impairment, which represented the difference between the estimated fair value of the former inflammation reporting unit and its carrying value. As a result, the Company recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the former inflammation reporting unit.

The Company’s annual goodwill impairment test in the fourth quarter of 2022 did not indicate that it was more likely than not that the fair value of the reporting unit was less than the carrying value.

During the fourth quarter of 2022, management realigned the Company’s reportable segments to reflect changes in the manner in which the CODM assesses financial information for decision-making purposes. The Company transitioned its two reportable segments, the inflammation segment and the orphan segment, to one reportable segment for the year ended December 31, 2022. Refer to Note 11 for further details.

Intangible Assets

As of December 31, 2022, the Company’s finite-lived intangible assets consisted of developed technology related to ACTIMMUNE, KRYSTEXXA, PROCYSBI, RAVICTI, TEPEZZA and UPLIZNA. The intangible assets related to RAYOS developed technology and ACTIMMUNE customer relationships were fully amortized as of December 31, 2022.

In July 2021, in connection with the purchase of a drug product biologics manufacturing facility from EirGen, the Company capitalized $21.8 million of intangible assets which are being amortized over a weighted-average estimated useful life of 16 years. Refer to Note 4 for further details.

On March 15, 2021, in connection with the acquisition of Viela, the Company capitalized $1,460.0 million of developed technology related to UPLIZNA. Refer to Note 4 for further details.

Intangible assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022			2021
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology (1)	$4,650,292	$(2,005,327)	$2,644,965	$4,579,171	$(1,642,427)	$2,936,744
In-process research and development (1)	810,000	—	810,000	880,000	—	880,000
Other intangibles	29,894	(10,082)	19,812	29,894	(6,520)	23,374
Total intangible assets	$5,490,186	$(2,015,409)	$3,474,777	$5,489,065	$(1,648,947)	$3,840,118
(1)
In April 2022, the European Commission issued a legally binding decision based on the favorable recommendation of the CHMP of the EMA to grant a MA for UPLIZNA for the treatment of adult patients with NMOSD in the EU. As a result, the Company transferred $70.0 million of IPR&D to developed technology in the second quarter of 2022. As of December 31, 2022, the remaining IPR&D relating to the Viela acquisition was $810.0 million.

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $366.5 million, $336.3 million and $255.1 million, respectively. IPR&D is not amortized until successful regulatory approval of a project. As of December 31, 2022, estimated future amortization expense was as follows (in thousands):

2023	$359,377
2024	359,377
2025	359,377
2026	304,114
2027	253,637
Thereafter	1,028,895
Total	$2,664,777

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Payroll-related expenses	$121,066	$147,439
Accrued royalties	106,126	108,215
R&D and manufacturing programs	66,725	54,076
Consulting and professional services	28,915	33,334
Allowances for returns	28,347	33,881
Accrued interest	15,130	14,989
Accrued upfront and milestone payments	15,000	35,100
Refund liability (1)	12,218	16,711
Advertising and marketing	12,030	16,930
Pricing review liability	—	21,075
Accrued other	52,000	41,265
Accrued expenses and other current liabilities	$457,557	$523,015
(1)
The refund liability represents the amount of consideration that the Company may need to refund to MTPC if it does not sell the product that was shipped to MTPC. The refund liability is remeasured at each reporting date to reflect changes in the estimate of variable consideration, with a corresponding adjustment to revenue. Amounts expected to be settled within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be settled within the 12 months following the consolidated balance sheet date are classified as long-term liabilities. The following represents the changes to the refund liability for the year ended December 31, 2022 (in thousands):

Refund liability at December 31, 2021	$16,711
Shipments during the year ended December 31, 2022	14,892
Remeasurement of refund liability recognized as revenue	(11,194)
Refund liability at December 31, 2022	$20,409
Less: current portion	12,218
Refund liability, net of current portion	$8,191

NOTE 10 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued government rebates and chargebacks	$235,216	$222,632
Accrued commercial rebates and wholesaler fees	39,965	48,761
Accrued co-pay and other patient assistance	44,599	46,038
Accrued trade discounts and rebates	$319,780	$317,431
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	77,350	—
Total customer-related accruals and allowances	$397,130	$317,431

The following table summarizes changes in the Company’s customer-related accruals and allowances during the years ended December 31, 2022 and 2021 (in thousands):

	Government Rebates and Chargebacks	Commercial Rebates and Wholesaler Fees	Co-Pay and Other Patient Assistance	Total
Balance at December 31, 2020	$172,893	$84,098	$96,924	$353,915
Current provisions relating to sales during the year ended December 31, 2021	756,222	282,005	604,209	1,642,436
Adjustments relating to prior-year sales	(21,077)	(2,921)	(4,516)	(28,514)
Payments relating to sales during the year ended December 31, 2021	(538,086)	(233,314)	(558,182)	(1,329,582)
Payments relating to prior-year sales	(148,731)	(81,177)	(92,408)	(322,316)
Viela acquisition on March 15, 2021	1,411	70	11	1,492
Balance at December 31, 2021	$222,632	$48,761	$46,038	$317,431
Current provisions relating to sales during the year ended December 31, 2022	823,299	195,937	345,430	1,364,666
Adjustments relating to prior-year sales	(30,405)	2,118	(3,497)	(31,784)
Payments relating to sales during the year ended December 31, 2022	(529,311)	(153,462)	(290,028)	(972,801)
Payments relating to prior-year sales	(190,657)	(47,195)	(42,530)	(280,382)
Balance at December 31, 2022	$295,558	$46,159	$55,413	$397,130

NOTE 11 – SEGMENT AND OTHER INFORMATION

The Company substantially completed the wind down of its former inflammation business in the fourth quarter of 2022. Effective in the fourth quarter of 2022, management realigned the Company’s reportable segments to reflect changes in the manner in which the CODM assesses financial information for decision-making purposes. The Company transitioned the Company’s two reportable segments, the inflammation segment and the orphan segment, to one reportable segment for the year ended December 31, 2022. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company determined that it operates in one reportable segment, which focuses on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the CODM. The Company’s chief executive officer has been identified as its CODM.

On March 15, 2021, the Company completed its acquisition of Viela. The acquisition expanded the Company’s commercial medicine portfolio by adding an additional rare disease medicine, UPLIZNA, to its commercial medicine portfolio.

The following table reflects net sales by medicine for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
TEPEZZA	$1,965,711	$1,661,299	$820,008
KRYSTEXXA	716,167	565,452	405,849
RAVICTI	325,652	291,945	261,615
PROCYSBI	209,990	189,965	170,102
UPLIZNA (1)	154,622	60,805	—
ACTIMMUNE	126,080	117,164	118,834
PENNSAID 2%	73,774	191,621	178,011
RAYOS	41,882	56,851	71,811
BUPHENYL	7,332	7,860	10,549
DUEXIS	4,901	74,023	125,331
VIMOVO	1,851	8,397	37,621
QUINSAIR	1,082	1,028	698
Total net sales	$3,629,044	$3,226,410	$2,200,429
(1)
UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to MTPC. During the years ended December 31, 2022 and 2021, the Company recognized $11.2 million and $4.1 million, respectively, of revenue as a result of the changes in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which the Company has no direct control.

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its reporting segment, and all other customers as a group for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,
	2022		2021		2020
	Amount	% of Gross Sales	Amount	% of Gross Sales	Amount	% of Gross Sales
Customer A	$1,361,445	27%	$1,300,020	26%	$959,066	24%
Customer B	1,148,355	23%	1,412,007	29%	1,298,128	32%
Customer C	1,103,785	22%	917,535	19%	772,724	19%
Customer D	954,733	19%	839,863	17%	521,425	13%
Other customers	453,959	9%	434,204	9%	488,088	12%
Gross sales	$5,022,277	100%	$4,903,629	100%	$4,039,431	100%

Geographic revenues are determined based on the country in which the Company’s customers are located. The following table presents a summary of net sales attributed to geographic sources for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$3,589,510	99%	$3,210,020	100%	$2,191,111	100%
Rest of world	39,534	1%	16,390	*	9,318	*
	$3,629,044		$3,226,410		$2,200,429
*Less than 1%

The following table presents total tangible long-lived assets by location as of the years ended December 31, 2022, 2021 and 2020 (in thousands):

	As of December 31,
	2022	2021	2020
United States	$249,997	$239,440	$214,563
Ireland	189,926	128,498	8,726
Other	77	74	154
Total long-lived assets (1)	$440,000	$368,012	$223,443

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,151,500	$—	$—	$2,151,500
Interest rate swap contracts	—	30,348	—	30,348
Equity securities (1)	6,997	—	—	6,997
Foreign currency contracts	—	181	—	181
Other current assets	28,227	—	—	28,227
Total assets at fair value	$2,186,724	$30,529	$—	$2,217,253
Liabilities:
Other long-term liabilities	(28,227)	—	—	(28,227)
Total liabilities at fair value	$(28,227)	$—	$—	$(28,227)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,367,500	$—	$—	$1,367,500
Equity securities (1)	13,185	—	—	13,185
Bank time deposits	—	11,867	—	11,867
Other current assets	26,519	—	—	26,519
Total assets at fair value	$1,407,204	$11,867	$—	$1,419,071
Liabilities:
Other long-term liabilities	(26,519)	—	—	(26,519)
Total liabilities at fair value	$(26,519)	$—	$—	$(26,519)

(1)
The Company held investments in equity securities with readily determinable fair values of $7.0 million and $13.2 million as of December 31, 2022 and 2021, respectively, which are included in other long-term assets in the consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company recognized net unrealized (losses) gains of $6.2 million and $1.3 million, respectively, in the other (expense) income, net line item of the Company’s consolidated statement of comprehensive income, due to the change in fair value of these securities. There were no sales of equity securities for the years ended December 31, 2022 and 2021.

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

NOTE 13 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
Term Loan Facility due 2028	$1,572,000	$1,588,000
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,590,026	2,606,026
Debt discount	(9,627)	(12,164)
Deferred financing fees	(17,562)	(22,629)
Total long-term debt	2,562,837	2,571,233
Less: current maturities	16,000	16,000
Long-term debt, net of current maturities	$2,546,837	$2,555,233

Scheduled maturities with respect to the Company’s long-term debt are as follows (in thousands):

2023	$(16,000)
2024	(16,000)
2025	(16,000)
2026	(434,026)
2027	(616,000)
Thereafter	(1,492,000)
Total	$(2,590,026)

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”). Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”). Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement. The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and include a $50.0 million letter of credit sub-facility. The Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of December 31, 2022, the Revolving Credit Facility was undrawn. As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

The 2028 Term Loans were incurred as a separate class of term loans under the Credit Agreement with substantially the same terms of the 2026 Term Loans. The Borrower used the proceeds of the 2028 Term Loans to fund a portion of the consideration payable in the acquisition of Viela. The 2028 Term Loans bear interest at a rate, at Borrower’s option, equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor) or the adjusted base rate plus 1.00% per annum, with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.

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

The interest on the 2028 Term Loans is variable and as of December 31, 2022, the interest rate on the 2028 Term Loans was 6.19% and the effective interest rate was 6.42%.

The interest on the 2026 Term Loans is variable and as of December 31, 2022, the interest rate on the 2026 Term Loans was 6.44% and the effective interest rate was 6.72%.

As of December 31, 2022, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans was approximately $1,570.0 million and $417.5 million, respectively, categorized as a Level 2 instrument, as defined in Note 12.

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

As of December 31, 2022, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%. As of December 31, 2022, the fair value of the 2027 Senior Notes was approximately $616.5 million, categorized as a Level 2 instrument, as defined in Note 12.

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

The Company is a party to interest rate swap agreements designated as cash flow hedges with notional amounts totaling $800.0 million as of December 31, 2022, which effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of the Company’s 2028 Term Loans and the 2026 Term Loans. The change in fair value is recorded as part of other comprehensive income (loss). Interest expense, net is adjusted to include the payments made or received under the swap agreements.

Foreign currency risk

The Company also enters into foreign currency forward contracts with durations of one month or less to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions and they are recorded at fair value. As of December 31, 2022, the Company had outstanding foreign currency forward contracts to sell $10.6 million and purchase €5.0 million and CHF5.0 million, all of which had settlement dates of less than one month.

No amounts are excluded from the assessment of effectiveness for cash flow hedges. Refer to Note 12 for further details on the valuation methodologies for the Company’s derivative instruments.

The Company did not enter into any material derivative instruments during the years ended December 31, 2021 and 2020.

The following table summarizes the amounts and locations of the Company’s derivative instruments on the consolidated balance sheet as of December 31, 2022 (in thousands):

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	December 31, 2022	Balance sheet location	December 31, 2022
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$15,520	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other long-term assets	14,828	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	181	Accrued expenses and other current liabilities	—
Total derivatives		$30,529		$—

While foreign currency forward contracts are subject to a master netting arrangement, the Company does not offset derivative assets and liabilities within the consolidated balance sheet.

The following table summarizes the pre-tax amount and locations of derivative instrument net gains (losses) recognized in the consolidated statement of comprehensive income for the year ended December 31, 2022 (in thousands):

	Location	For the year ended December 31, 2022
Interest rate swap contracts designated as cash flow hedges	Interest expense, net	$250
Foreign currency forward contracts not designated as cash flow hedges	Foreign exchange loss	(9,196)

The following table presents the pre-tax amounts of gains from derivative instruments recognized in other comprehensive income (loss) for the year ended December 31, 2022 (in thousands):

For the year ended December 31, 2022
Interest rate swap contracts designated as cash flow hedges	$30,348

Assuming market rates remain constant through contract maturities, the Company expects to reclassify pre-tax net gains of $15.5 million into interest expense, net for interest rate swap cash flow hedges within the next 12 months.

The cash flow effects of the Company’s derivative contracts in the consolidated statement of cash flows are included in operating activities.

NOTE 15 – LEASE OBLIGATIONS

As of December 31, 2022, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	80,000	July 1, 2032 to May 4, 2041
Lake Forest, Illinois	160,000	March 31, 2031
South San Francisco, California	40,000	December 31, 2031
Rockville, Maryland	42,000	August 31, 2024 to May 31, 2026
Chicago, Illinois	9,200	December 31, 2028
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2023

The above table does not include details of an agreement to lease entered into in November 2021 relating to approximately 192,000 square feet of office and laboratory space under construction in Rockville, Maryland. Lease commencement will begin when construction of the building is completed by the lessor and the Company has access to begin the construction of leasehold improvements. The Company expects to receive access to the office and laboratory space and commence the related lease in the second half of 2023 and incur leasehold improvement costs through 2024 and first half of 2025 in order to prepare the building for occupancy.

As of December 31, 2022 and 2021, the Company had right-of-use lease assets included in other long-term assets of $99.5 million and $75.7 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $7.8 million and $3.6 million, respectively; and non-current lease liabilities included in other long-term liabilities of $114.3 million and $93.8 million, respectively, in its consolidated balance sheets.

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

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $12.6 million and $9.6 million for the years ended December 31, 2022 and 2021, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2022 (in thousands):

2023	$13,066
2024	14,107
2025	13,581
2026	13,210
2027	13,368
Thereafter	90,210
Total lease payments	157,542
Imputed interest	(35,459)
Total lease liabilities	$122,083

The weighted-average discount rate and remaining lease term for leases as of December 31, 2022 was 4.40% and 13.31 years, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance. In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order. At December 31, 2022, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €72.8 million ($77.6 million converted at a Euro-to-Dollar exchange rate as of December 31, 2022 of 1.0660), to be delivered through December 2024. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. At December 31, 2022, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $6.0 million, to be delivered through June 2024. The Company received FDA approval in December 2021 for a second drug product manufacturer, Patheon. Under the Company’s supply agreement with Patheon, the Company must provide Patheon with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of December 31, 2022, the Company had binding purchase commitments with Patheon for TEPEZZA drug product of €7.0 million ($7.4 million converted at an exchange rate as of December 31, 2022 of 1.0660), to be delivered through June 2024.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80% of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel. Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first nine months of each forecast is considered a binding firm order. As of December 31, 2022, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $31.8 million, to be delivered through December 2026.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024. As of December 31, 2022, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was €5.9 million ($6.3 million converted using a Euro-to-Dollar exchange rate of 1.0660 as of December 31, 2022) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of PROCYSBI, RAVICTI, UPLIZNA, BUPHENYL, QUINSAIR, RAYOS and VIMOVO of $17.4 million were outstanding at December 31, 2022.

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

On August 3, 2022, the Company received a civil investigative demand from the United States Department of Justice (“DOJ”) pursuant to the Federal False Claims Act regarding an investigation concerning potentially false information in prior authorization forms. A prior authorization form is a managed care practice whereby the payer (either a commercial insurer or a government health program) requires that the prescribing physician provide additional justification or information supporting the physician’s decision to prescribe a particular medicine. The civil investigative demand requests certain documents and information related to DUEXIS, PENNSAID 2%, VIMOVO and RAYOS. The Company is cooperating with the investigation and the DOJ has not indicated to the Company whether it believes the Company engaged in any wrongdoing or if the Company is the subject of the investigation. While the Company is not aware of any fraudulent scheme to provide false information in prior authorization forms for its medicines that resulted in improper payments from government healthcare programs, no assurance can be given as to the timing or outcome of the DOJ’s investigation, or that it will not result in a material adverse effect on the Company’s business.

In the third and fourth quarter of 2022, the Company was served with several complaints from plaintiffs alleging to have taken TEPEZZA and suffered hearing impairments. Although hearing impairment, including deafness, was identified as a potential adverse event in the pivotal clinical trials for TEPEZZA, addressed at the FDA advisory committee meeting that considered the safety and efficacy of TEPEZZA, and listed as a potential adverse event in the FDA-approved TEPEZZA product label, the plaintiffs allege that the Company failed to adequately inform them about the risk of hearing impairment before taking the medicine. The Company intends to vigorously defend itself in the lawsuits and maintains insurance coverage for product liability claims. Nevertheless, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether the Company’s insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments.

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

The Company’s remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.5 million when converted using a CHF-to-Dollar exchange rate at December 31, 2022 of 1.0823).

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

RAYOS and LODOTRA

Effective January 1, 2019, the Company was obligated to pay Vectura a mid-teens percentage royalty on its RAYOS net sales in North America, subject to a minimum royalty of $8.0 million per year, which minimum royalty requirement expired on December 31, 2022. In addition, under the amendments, the Company ceased recording LODOTRA revenue and is no longer required to pay a royalty in respect of LODOTRA.

For all of the royalty agreements entered into by the Company, a total royalty and earnout expense of $338.5 million, $289.7 million and $169.3 million was recorded in cost of goods sold in the consolidated statements of comprehensive income during the years ended December 31, 2022, 2021 and 2020, respectively.

Other Agreements

Xeris Pharmaceuticals, Inc.

On November 22, 2022, the Company entered into a research collaboration and option agreement with Xeris under which Xeris is obligated to use its proprietary formulation technology platform, XeriJect, to conduct a research program to develop an ultra-concentrated, ready-to-use, subcutaneous injection of TEPEZZA. The Company received an option to obtain a commercial license for any reformulated product developed under the research program. An upfront payment of $2.75 million was paid during the year ended December 31, 2022. In addition, Xeris is entitled to receive a milestone payment of $6.0 million upon the earlier of either (i) the exercise of the Company’s option or (ii) the achievement of the minimally acceptable target product profile by a reformulated product generated through the research program. If the Company exercises its option to continue development of and commercialize the reformulated product, Xeris may also be entitled to receive additional development and regulatory milestones and royalties on future sales. Refer to Note 4 for further details.

Q32 Bio Inc.

On August 12, 2022, the Company entered into a collaboration and option agreement with Q32 related to its pipeline candidate ADX-914, a monoclonal antibody antagonist of the interleukin-7 receptor for the treatment of autoimmune and inflammatory diseases. An upfront payment of $15.0 million and milestone-based development funding of $17.5 million were paid during the year ended December 31, 2022. The Company may also be obligated to pay up to $22.5 million in the form of additional milestone-based development funding. If the Company exercises the option, it may be obligated to make up to an additional $645.0 million in closing and milestone payments, as well as tiered royalties on net sales from a high single-digit to a low double-digit percentage, inclusive of certain amounts payable to a third party under a pre-existing license agreement. Refer to Note 4 for further details.

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

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead for HZN-457, a discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. In addition, a $15.0 million development milestone was recognized in the fourth quarter of 2022. Refer to Note 4 for further details.

Halozyme Therapeutics, Inc.

On November 21, 2020, the Company entered into a global agreement with Halozyme that gives the Company exclusive access to Halozyme’s ENHANZE drug delivery technology for SC formulation of medicines targeting IGF-1R. The Company is exploring ENHANZE to develop a SC formulation of TEPEZZA. Under the terms of the agreement, the Company paid Halozyme an upfront cash payment of $30.0 million in December 2020 and agreed to pay additional potential future milestone payments of up to $160.0 million contingent on the satisfaction of certain development and sales thresholds. The upfront payment was paid in December 2020.

Curzion Pharmaceuticals, Inc.

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

Venture capital funds

The Company is committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of December 31, 2022, the total carrying amount of the Company’s investments in these funds was $27.0 million, which is included in other long-term assets in the consolidated balance sheet, and includes $2.0 million in net cash payments for investments made during the year ended December 31, 2022. As of December 31, 2022, the Company’s total future commitments to these funds are $36.2 million. The Company recorded investment income under the equity method of $2.0 million during the year ended December 31, 2022, and a loss $0.7 million during the year ended December 31, 2021, in the other (expense) income, net line item of the Company’s consolidated statement of comprehensive income related to these funds.

Non-cancellable advertising commitments

As of December 31, 2022, the Company had $71.3 million of non-cancellable advertising commitments due within one year, primarily related to its U.S. commercial business.

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

The Company also has indemnification obligations to the former officers and directors of Viela for certain events or occurrences related to their former roles at Viela, subject to certain limits. Several individual directors and officers of Viela were named as defendants in a lawsuit, Sciannella v. Astrazeneca UK Limited et.al., Case No. 2023-0125, filed in the Court of Chancery of the State of Delaware, which alleges various breaches of fiduciary duties in connection with Viela’s decision to be acquired by the Company. The Company has a director and officer insurance policy that enables it to recover a portion of certain amounts that may be paid by (and for which the Company may be obligated to indemnity) the former Viela officers and directors as a result of the lawsuit.

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

The Company purchased PENNSAID 2% from Nuvo Pharmaceuticals Inc. (“Nuvo”) in 2014. Apotex alleges that a settlement agreement entered into in January 2013 with Nuvo (“Nuvo Settlement”) provides it with a license to the ‘913 patent. The Company disputes the scope of Apotex’s settlement and license with Nuvo, contending that it does not provide Apotex with a license to the ‘913 patent, which was issued to the Company after the Company’s purchase of PENNSAID 2% from Nuvo.

On May 17, 2022, the Company moved for a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, offer to sell, or sale of the Apotex ANDA Product. On May 27, 2022, the parties filed a stipulated preliminary injunction and a proposed expedited briefing schedule to present the underlying license dispute to the District Court by way of a motion for summary judgment, which the District Court entered on May 31, 2022. On August 23, 2022, the District Court held a hearing on the motion for summary judgment and the parties subsequently provided supplemental briefing on certain legal matters requested by the District Court. On November 7, 2022, the District Court ruled in Apotex’s favor, finding that the Nuvo Settlement provided Apotex a license to the ‘913 patent and that Apotex’s ANDA Product consequently does not infringe the ‘913 patent. Apotex subsequently alleged that the preliminary injunction was wrongfully entered and caused Apotex to suffer monetary losses. Apotex is also seeking an award of its attorney fees. The Company disputes Apotex’s allegations that it incurred monetary losses or that it is entitled to an award of attorney fees. The parties are currently briefing these issues to the District Court.

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

NOTE 18 – SHAREHOLDERS’ EQUITY

In September 2022, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to $500.0 million of its ordinary shares. Under the program, the Company may repurchase ordinary shares from time to time on the open market or through privately negotiated transactions or structured repurchase transactions. During the year ended December 31, 2022, the Company executed open market share repurchases of 3.9 million ordinary shares under this repurchase program for total consideration of $250.0 million. All ordinary shares repurchased were subsequently retired. The timing and amount of future repurchases, if any, will depend on a variety of factors, including the price of the Company’s ordinary shares, alternative investment opportunities, the Company’s cash resources, restrictions under the Company’s debt agreements and the transaction agreement with Amgen, corporate and regulatory requirements and market conditions. The Company expects that any future repurchases of its ordinary shares under the program would be funded with existing cash and cash equivalents.

During the year ended December 31, 2022, the Company issued an aggregate of 3.8 million ordinary shares in connection with stock option exercises, the vesting of restricted stock units and performance stock units, and employee share purchase plan purchases. The Company received a total of $55.4 million in net proceeds in connection with such issuances.

During the year ended December 31, 2022, the Company made payments of $137.2 million for employee withholding taxes relating to share-based awards.

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

NOTE 19 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

Employee Share Purchase Plan

2020 Employee Share Purchase Plan. On February 19, 2020, the Compensation Committee adopted, subject to shareholder approval, the 2020 Employee Share Purchase Plan (“2020 ESPP”), as successor to and continuation of the 2014 Employee Share Purchase Plan (the “2014 ESPP”), including increasing the number of ordinary shares available for issuance to the Company’s employees pursuant to the exercise of purchase rights under the Company’s purchase plans by an additional 2,500,000 ordinary shares. On April 30, 2020, the shareholders of the Company approved the 2020 ESPP.

As of December 31, 2022, an aggregate of 2,046,575 ordinary shares were authorized and available for future issuance under the 2020 ESPP. The 2014 ESPP terminated following its final purchase date in June 2021. The unpurchased shares that remained subject to the share reserve of the 2014 ESPP following its final purchase date were added to the 2,500,000 ordinary shares initially approved for the 2020 ESPP’s share reserve and are available for future issuance pursuant to purchase rights granted under the 2020 ESPP.

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

Upon the effectiveness of the Horizon Therapeutics Public Limited Company Amended and Restated 2020 Equity Incentive Plan (the “2020 EIP”), no additional stock awards were or will be made under the 2014 EIP, although all outstanding stock awards granted under the 2014 EIP continue to be governed by the terms of the 2014 EIP.

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

On February 20, 2019, the Compensation Committee approved, subject to shareholder approval, an amendment to the 2014 Non-Employee Equity Plan, increasing the number of ordinary shares that may be issued under the 2014 Non-Employee Equity Plan by 750,000 ordinary shares, subject to adjustment for certain changes in the Company’s capitalization. On May 2, 2019, the shareholders of the Company approved such amendment to the 2014 Non-Employee Equity Plan.

Amended and Restated 2020 Equity Incentive Plan. On February 19, 2020, the Compensation Committee adopted, subject to shareholder approval, the 2020 EIP, as successor to and continuation of the 2014 EIP, including increasing the number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 6,900,000 shares. On April 30, 2020, the shareholders of the Company approved the 2020 EIP.

On February 17, 2021, the Compensation Committee approved amending the 2020 EIP, subject to shareholder approval, including increasing the number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 7,000,000 shares. On April 29, 2021, the shareholders of the Company approved the amendment to the 2020 EIP.

On February 23, 2022, the Compensation Committee approved further amending the 2020 EIP, subject to shareholder approval, to increase the aggregate number of ordinary shares available for the grant of equity awards to the Company’s employees by an additional 4,800,000 shares. On April 28, 2022, the shareholders of the Company approved the amendment to the 2020 EIP.

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

As of December 31, 2022, an aggregate of 18,974,953 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 483,069 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Equity Plan and an aggregate of 1,650,775 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

There were no stock option grants in 2022 and 2021; however, the Company assumed 1.3 million outstanding employee and director stock options as a result of the Viela acquisition on March 15, 2021. The estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework with the following weighted average assumptions:

Stock price (closing stock price on March 14, 2021)	$91.78
Weighted average fair value of converted stock options	$26.05 to $87.84
Risk-free interest rate	0.04% to 1.62%
Expected stock price volatility	50.06 % to 65.18%
Dividend yield	—
Term to expiration	0.25 years to 9.75 years

The following table summarizes stock option activity during the year ended December 31, 2022:

			Weighted Average
		Weighted	Contractual Term	Aggregate
		Average	Remaining	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2021	6,209,583	$23.91	3.95	$520,651
Exercised	(1,328,694)	22.42	—	—
Forfeited	(43,690)	53.90	—	—
Expired	(6,967)	30.81	—	—
Outstanding as of December 31, 2022	4,830,232	24.04	2.91	$433,552
Exercisable as of December 31, 2022	4,709,528	$23.31	2.80	$426,145

Stock options typically have a contractual term of ten years from grant date.

The following table summarizes the Company’s outstanding stock options at December 31, 2022:

	Options Outstanding			Options Exercisable
			Weighted Average		Weighted	Weighted Average
		Weighted	Remaining		Average	Remaining
	Number of options	Average	Contractual	Number	Exercise	Contractual
Exercise Price Ranges	outstanding	Exercise Price	Term (in years)	Exercisable	Price	Term (in years)
$2.01 - $4.00	2,350	$3.74	0.85	2,350	$3.74	0.85
$4.01- $8.00	44,210	4.83	4.42	44,210	4.83	4.42
$8.01 - $12.00	33,711	8.78	2.23	32,141	8.79	2.04
$12.01 - $17.00	819,991	14.27	3.84	805,871	14.25	3.79
$17.01 - $22.00	467,094	17.98	3.56	467,094	17.98	3.56
$22.01 - $28.00	1,565,300	22.30	2.33	1,548,379	22.26	2.29
$28.01 - $36.00	1,719,794	28.60	2.35	1,719,794	28.60	2.35
$42.01 - $81.00	177,782	64.19	7.10	89,689	64.19	6.95
	4,830,232	$24.04	2.91	4,709,528	$23.31	2.80

The total intrinsic value of the options exercised during the years ended December 31, 2022, 2021 and 2020 was $102.9 million, $160.1 million and $79.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $14.5 million, $51.4 million and $3.5 million, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2022:

		Weighted Average
	Number of	Grant-Date Fair
	Units	Value Per Unit
Outstanding as of December 31, 2021	4,412,681	$52.67
Granted	2,034,407	97.91
Vested	(2,487,884)	45.08
Forfeited	(492,932)	79.93
Outstanding as of December 31, 2022	3,466,272	$80.84

The grant-date fair value of restricted stock units is the closing price of the Company’s ordinary shares on the date of grant.

During the years ended December 31, 2022, 2021 and 2020, the Company granted 2,034,407, 2,211,264 and 2,781,080 restricted stock units to acquire the Company’s ordinary shares to its employees and non-executive directors, respectively, with a weighted average grant date fair value of $97.91, $78.35 and $39.01, respectively. The restricted stock units vest annually, with a vesting period ranging from one to three years. The Company accounts for the restricted stock units as equity-settled awards in accordance with ASU No. 2017-09. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $112.2 million, $79.6 million and $54.6 million, respectively.

Performance Stock Unit Awards

The following table summarizes performance stock unit awards (“PSUs”) activity for the year ended December 31, 2022:

		Weighted		Recorded
		Average		Weighted
		Grant-Date	Average	Average
	Number	Fair Value	Illiquidity	Fair Value
	of Units	Per Unit	Discount	Per Unit
Outstanding as of December 31, 2021	1,528,216
Granted	309,470	$138.41	4.65%	$131.98
Forfeited	(53,233)	105.34	6.50%	98.49
Vested	(1,006,112)	35.47	6.04%	33.32
Performance Based Adjustment (1)	455,243	49.75	7.83%	45.85
Outstanding as of December 31, 2022	1,233,584

(1)
Represents adjustment based on meeting total shareholder return (“TSR”) performance at 200% for the PSUs that were awarded to key executive participants on January 4, 2019, meeting TSR performance at 200% for the PSUs awarded to key executive participants on January 4, 2020 and performance criteria meeting at 200% of R&D PSUs awarded to key executive participants on January 4, 2021.

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

During 2021, the Company’s board of directors approved modifications of certain outstanding awards of two senior executives, one of whom retired in January 2022 and the other whose employment was terminated in January 2022. The modifications provided for continued vesting of performance awards post termination of services that would have otherwise been forfeited. The modifications resulted in an incremental expense of $6.4 million accrued through the senior executives’ respective retirement and termination dates.

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
•
70% of the 2020 PSUs that may vest (such portion of the PSU award, the “2020 Net Sales PSUs”) are determined by reference to the Company’s net sales for certain orphan medicines during the one-year period that ended on December 31, 2020 or the two-year period that ended on December 31, 2021, as applicable. Generally, in order to vest in any portion of the 2020 Net Sales PSUs, the participant must also remain in continuous service with the Company through certain dates (each of which occur following the end of the applicable performance period).

As a result of the impact of the COVID-19 pandemic on certain aspects of the Company’s business in 2020, the performance goals associated with certain of the Company’s performance-based equity awards no longer reflected the Company’s expectations, causing the awards to lose their incentive to employees. Accordingly, on July 28, 2020, the Compensation Committee approved a modification to the 2020 Net Sales PSUs awarded on January 3, 2020 that were to vest based on KRYSTEXXA 2020 net sales. Following the modification, those 2020 Net Sales PSUs related to KRYSTEXXA were earned based on net sales of KRYSTEXXA achieved by the end of a modified 18-month performance period that ended on June 30, 2021 instead of a 12-month performance period that ended on December 31, 2020. As a result, with respect to the 2020 Net Sales PSUs that were earned based on net sales of KRYSTEXXA, the first one-third vested on July 1, 2021, the second one-third vested on January 5, 2022 and the vesting of the remaining one-third is unchanged and vested on January 5, 2023. There were 12 participants impacted by the modification. The total compensation cost resulting from the modification was approximately $17.9 million and is being recognized over the remaining requisite service period.

All PSUs outstanding on December 31, 2022 may vest in a range of between 0% and 200%, with the exception of certain modified PSUs granted in 2020 and based on net sales which were capped at 150%. The Company accounts for all PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation. Because the value of the 2022 Relative TSR PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value on the grant date. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2022 Relative TSR PSUs during the year ended December 31, 2022, include:

Valuation date stock price	$105.97
Expected volatility	45.01%
Risk free rate	1.01%

The value of the 2022 Strategic PSUs and 2022 Financial PSUs is calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

On January 4, 2019, the Company awarded a company-wide grant of PSUs (the “TEPEZZA PSUs”). Vesting of the TEPEZZA PSUs was contingent upon receiving shareholder approval of amendments to the 2014 EIP, which approval was received on May 2, 2019. The TEPEZZA PSUs were generally eligible to vest contingent upon receiving approval of the TEPEZZA biologics license application from the FDA no later than September 30, 2020 and the employee’s continued service with the Company. In January 2020, the Company received TEPEZZA approval from the FDA and the Company started recognizing the expense related to the TEPEZZA PSUs on that date. For all non-executive committee participants, one half of the TEPEZZA PSUs vested on the FDA approval date and one-half vested on the one-year anniversary of the FDA approval date, subject to the employee’s continued service through the applicable vesting date. The remaining 68,459 TEPEZZA PSUs related to members of the executive committee vested on January 21, 2022.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cost of goods sold	$8,913	$8,699	$7,203
Research and development	27,831	39,544	13,973
Selling, general and administrative	145,356	170,843	125,451
Total share-based compensation expense	$182,100	$219,086	$146,627

During the years ended December 31, 2022 and 2021, the Company recognized $62.6 million and $86.9 million of a tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards in effect at the time of the exercise of stock options and vesting of restricted stock units and PSUs. As of December 31, 2022, the Company estimated that pre-tax unrecognized compensation expense of $247.2 million for all unvested share-based awards, including stock options, restricted stock units and PSUs, will be recognized through the fourth quarter of 2025. The Company expects to satisfy the exercise of stock options and future distribution of shares for restricted stock units and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP and the 2018 EIP.

NOTE 20 – INCOME TAXES

The Company’s income before expense (benefit) for income taxes by jurisdiction for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Ireland	$1,081,966	$177,063	$94,527
United States	(129,482)	35,711	(13,716)
Other foreign	(425,548)	250,053	320,834
Income before expense (benefit) for income taxes	$526,936	$462,827	$401,645

The components of the expense (benefit) for income taxes were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current expense (benefit) provision
Ireland	$27,926	$(5,368)	$14,413
U.S. – Federal and State	18,195	44,382	18,418
Other foreign	(96,694)	(12,976)	(4,321)
Total current expense (benefit) provision	(50,573)	26,038	28,510
Deferred benefit provision
Ireland	106,804	22,801	(15,844)
U.S. – Federal and State	(50,354)	(120,532)	(824)
Other foreign	(423)	29	7
Total deferred expense (benefit) provision	56,027	(97,702)	(16,661)
Total expense (benefit) for income taxes	$5,454	$(71,664)	$11,849

Total expense for income taxes was $5.5 million and $11.8 million for the years ended December 31, 2022 and 2020, respectively, and total benefit for income taxes was $71.7 million for the year ended December 31, 2021. The current tax benefit of $50.6 million for the year ended December 31, 2022 was primarily attributable to a tax benefit of $98.6 million related to deferred charges for taxes on higher intercompany inventory transfers, partially offset by an Irish corporation tax liability of $27.9 million and U.S. federal and state tax liabilities of $18.2 million arising on taxable income generated during the year ended December 31, 2022. The deferred tax expense of $56.0 million for the year ended December 31, 2022, was primarily attributable to a tax expense of $104.2 million recognized on the reversal of temporary differences between the book values and tax bases of certain intellectual property assets at the Irish statutory income tax rate, partially offset by a tax benefit of $50.4 million recognized in respect of movements in temporary differences between the book values and tax bases of certain assets at U.S. federal and state tax rates.

A reconciliation between the Irish statutory income tax rate to the Company’s effective tax rate for 2022, 2021 and 2020 is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Irish income tax at statutory rate (12.5%)	$65,867	$57,853	$50,206
Foreign tax rate differential	(54,685)	(58,519)	(52,300)
Share-based compensation	(53,129)	(71,151)	(23,793)
Change in valuation allowances	(18,945)	1,667	4,183
U.S. federal and state tax credits	(12,461)	(11,551)	(13,809)
Non-deductible in-process research and development costs	—	—	9,475
Write-off of U.S. deferred tax asset related to interest expense due to Anti-Hybrid Rules	—	—	15,250
Intercompany transfer and license of IP assets	—	18,700	5,193
U.S. state income taxes	650	(6,798)	724
Uncertain tax positions	2,431	(5,150)	1,593
Other non-deductible expenses	4,423	4,880	1,440
Goodwill impairment	11,796	—	—
Change in U.S. state effective tax rate	27,533	(49,388)	(1,737)
Disqualified compensation expense	31,389	47,050	14,601
Other, net	585	743	823
Expense (benefit) for income taxes	$5,454	$(71,664)	$11,849
Effective income tax rate	1.0%	(15.4)%	3.0%

The overall effective income tax rate for 2022 of 1.0% was a lower rate than the Irish statutory rate of 12.5% primarily attributable to a tax benefit of $54.7 million recognized on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate, excess tax benefits recognized on share-based compensation of $53.1 million, a tax benefit of $18.9 million recognized due to the release of valuation allowances on certain state net operating losses and $12.5 million of U.S. federal and state tax credits generated during the year. These tax benefits are partially offset by tax expense of $31.4 million on non-deductible officers’ compensation, tax expense of $27.5 million recognized due to changes in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets and tax expense of $11.8 million attributable to an impairment of goodwill which is non-deductible for tax purposes.

The overall effective income tax rate for 2021 of (15.4)% was a lower rate than the Irish statutory rate of 12.5% primarily attributable to the excess tax benefits recognized on share-based compensation of $71.2 million, a tax benefit of $49.4 million recognized due to a reduction in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition, a tax benefit of $58.5 million recognized on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate and $11.6 million of U.S. federal and state tax credits generated during the year. These tax benefits are partially offset by tax expense of $47.1 million on non-deductible officers’ compensation and a tax expense of $18.7 million generated from an intercompany transfer and license of intellectual property from a U.S. subsidiary to an Irish subsidiary.

The overall effective income tax rate for 2020 of 3.0% was a lower rate than the Irish statutory rate of 12.5% primarily attributable to a tax benefit of $52.3 million recognized on the pre-tax income and losses generated in jurisdictions with statutory tax rates different than the Irish statutory tax rate, the excess tax benefits recognized on share-based compensation of $23.8 million and $13.8 million of U.S. federal and state tax credits generated during the year. These tax benefits are partially offset by tax expense of $15.2 million recorded following the publication by the United States Department of Treasury and the Internal Revenue Service of the Final Regulations on the Anti-Hybrid Rules to write off a deferred tax asset related to certain interest expense accrued to a foreign related party, a tax expense of $14.6 million on non-deductible officers’ compensation and tax expense of $9.5 million on non-deductible IPR&D expenses recorded in connection with the acquisition of Curzion.

The change in the effective income tax rate in 2022 compared to that in 2021 was primarily due to changes in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets.

The change in the effective income tax rate in 2021 compared to that in 2020 was primarily due to an increase in excess tax benefits recognized on share-based compensation and a tax benefit of $49.4 million recognized during the year ended December 31, 2021 due to a reduction in the state tax rate expected to apply to the reversal of temporary differences between the book values and tax bases of certain assets acquired through the Viela acquisition. These increases in benefit were partially offset by an increase in tax expense on non-deductible officers’ compensation.

Significant components of the Company’s net deferred tax assets and liabilities, are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$34,299	$75,431
Accruals and reserves	80,849	37,175
Accrued compensation	43,567	60,827
Intercompany interest	39,977	34,777
U.S. federal and state credits	23,585	47,312
Other	4,105	6,790
Total deferred tax assets	226,382	262,312
Valuation allowance	(18,726)	(37,672)
Deferred tax assets, net of valuation allowance	$207,656	$224,640
Deferred tax liabilities:
Intangible assets	$90,533	$67,321
Property, plant and equipment	19,901	8,614
Interest rate swap	6,708	—
Debt discount	717	1,062
Total deferred tax liabilities	117,859	76,997
Net deferred income tax asset	$(89,797)	$(147,643)

No provision has been made for income taxes on undistributed earnings of subsidiaries because it is the Company’s intention to indefinitely reinvest outside of Ireland undistributed earnings of its subsidiaries. In the event of the distribution of those earnings to Ireland in the form of dividends, a sale of the subsidiaries, or certain other transactions, the Company may be liable for income taxes in Ireland. The cumulative unremitted earnings of the Company as of December 31, 2022, were approximately $5.0 billion, and the Company estimates that it would incur approximately $269.9 million of additional income tax on unremitted earnings were they to be remitted to Ireland.

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $9.6 million for U.S. federal, $25.7 million for various U.S. states and $0.2 million for non-U.S. losses. Net operating loss carryforwards for U.S. federal income tax purposes that were generated prior to January 1, 2018, have a twenty-year carryforward life and the earliest layers will begin to expire in 2031. U.S. state net operating losses will start to expire at the end of 2023 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryovers. Irish net operating losses may be carried forward indefinitely and therefore have no expiration. Utilization of the U.S. net operating loss carryforwards may be subject to annual limitations as prescribed by federal and state statutory provisions. The imposition of the annual limitations may result in a portion of the net operating loss carryforwards expiring unused.

Utilization of certain net operating loss and tax credit carryforwards in the United States is subject to an annual limitation due to ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Certain net operating losses generated before an August 2, 2012 ownership change and federal net operating losses and federal tax credits acquired through the Viela acquisition are subject to an annual limitation. The U.S. federal net operating loss carryforward and U.S. federal tax credit carryforward limitation is cumulative such that any use of the carryforwards below the limitation in a particular tax year will result in a corresponding increase in the limitation for the subsequent tax year.

At December 31, 2022, the Company had $11.7 million and $18.1 million of U.S. federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consisted primarily of R&D credits. The U.S. state income tax credits consisted primarily of California R&D credits and the Illinois Economic Development for a Growing Economy (“EDGE”) tax credits. The U.S. federal R&D credits have a twenty-year carryforward life and will begin to expire in 2038. The California R&D credits have indefinite lives and therefore are not subject to expiration. The EDGE credits have a five-year carryforward life following the year of generation and will begin to expire at the end of 2023.

A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

Valuation allowances at December 31, 2019	$(29,268)
Increase for 2020 activity	(8,841)
Release of valuation allowances	4,124
Valuation allowances at December 31, 2020	$(33,985)
Increase for 2021 activity	(5,181)
Release of valuation allowances	1,494
Valuation allowances at December 31, 2021	$(37,672)
Increase for 2022 activity	(95)
Release of valuation allowances	19,041
Valuation allowances at December 31, 2022	$(18,726)

Deferred tax valuation allowances decreased by $18.9 million during the year ended December 31, 2022 and increased by $3.7 million and $4.7 million during the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2022, the net decrease in valuation allowances resulted primarily from the release of valuation allowances on certain state net operating losses which are now expected to be utilized. The Company continues to carry its deferred tax asset established in Ireland, which was recognized at the end of 2019, pursuant to an intercompany transfer of intellectual property assets. The Company has evaluated the need for a valuation allowance with respect to this deferred tax asset, and as part of that analysis, the Company reviewed its projected earnings in the foreseeable future. Based upon all available evidence, it is more likely than not that the Company would be able to fully realize the tax benefit on the deferred tax asset resulting from the intercompany transfer of intellectual property assets.

The changes in the Company’s uncertain income tax positions for the years ended December 31, 2022, 2021 and 2020, excluding interest and penalties, consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Beginning balance – uncertain tax positions	$28,447	$29,431	$27,428
Tax positions in the year:
Additions	3,893	3,838	3,837
Acquired uncertain tax positions	—	4,220	—
Tax positions related to prior years:
Additions	—	—	—
Settlements and lapses	(1,931)	(9,042)	(1,834)
Ending balance – uncertain tax positions	$30,409	$28,447	$29,431

For the year ended December 31, 2022, the net increase in uncertain tax positions was primarily attributable to additional uncertain tax positions recognized on U.S. federal R&D credits generated during the year partially offset by lapses in statute for a portion of uncertain tax positions relating to U.S. federal orphan drug credits. In the Company’s consolidated balance sheet, uncertain tax positions (including interest and penalties) of $25.9 million were included in other long-term liabilities, and an additional $6.3 million was included in deferred tax assets.

At December 31, 2022, penalties of $0.4 million and interest of $1.9 million are included in the balance of the uncertain tax positions and penalties of $0.3 million and interest of $1.4 million were included in the balance of uncertain tax positions at December 31, 2021. The Company classifies interest and penalties with respect to income tax liabilities as a component of income tax expense. The Company assessed that its liability for uncertain tax positions will not significantly change within the next twelve months. If these uncertain tax positions are released, the impact on the Company’s tax provision would be a benefit of $32.2 million, including interest and penalties.

The Company files income tax returns in Ireland, in the United States for federal and various states, as well as in certain other jurisdictions. At December 31, 2022, open tax years in U.S. federal and certain state jurisdictions date back to 2007 due to the taxing authorities’ ability to adjust operating loss carryforwards. In Ireland, the statute of limitations expires five years from the end of the tax year or four years from the time a tax return is filed, whichever is later. Therefore, the earliest year open to examination is 2018 with the lapse of statute occurring in 2023. No changes in settled tax years have occurred to date.

NOTE 21 – EMPLOYEE BENEFIT PLANS

U.S. Retiree Medical Plan

The Company implemented its retiree medical plan effective October 1, 2021, which provides certain medical benefits to eligible retirees in the United States.

The following table summarizes the changes in benefit obligation for the years ended December 31, 2022 and 2021 for this plan (in thousands):

	For the Years Ended December 31,
	2022	2021
Benefit obligation at beginning of year	$16,906	$—
Prior service cost at initiation of plan	—	15,625
Service cost	5,291	1,166
Interest cost	514	113
Actuarial (gain) loss	(4,695)	16
Benefits paid net of participant contributions	(11)	(14)
Benefit obligation at end of year	$18,005	$16,906

As of December 31, 2022 and 2021, the unfunded status for the retiree medical plan was $18.0 million and $16.9 million, respectively.

The following table summarizes the amounts recognized in the consolidated balance sheets as of December 31, 2022 and 2021 for this plan (in thousands):

	As of December 31,
	2022	2021
Accrued expenses and other current liabilities	$(236)	$(83)
Other long-term liabilities	(17,769)	(16,823)
Amounts recognized on the consolidated balance sheet	$(18,005)	$(16,906)

The following table summarizes the amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 for this plan (in thousands):

	As of December 31,
	2022	2021
Prior service cost	$13,999	$15,300
Actuarial (gain) loss	(4,679)	16
Accumulated other comprehensive loss before income taxes	$9,320	$15,316

Expected Benefit Payments

The following table summarizes total benefit payments, which reflect expected future service, expected to be paid to plan participants (in thousands):

2023	$236
2024	423
2025	638
2026	1,015
2027	1,479
2028 to 2031	13,827

Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive (Income) Loss

The following table summarizes net period benefit cost recognized and the amounts recognized in other comprehensive (income) loss for the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Service cost	$5,291	$1,166
Interest cost	514	113
Amortization of prior service cost	1,301	325
Net periodic benefit cost	7,106	1,604

Prior service cost	—	15,625
Amortization of prior service cost	(1,301)	(325)
Actuarial (gain) loss	(4,695)	16
Total recognized in other comprehensive (income) loss	(5,996)	15,316

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,110	$16,920

The components of net periodic benefit cost other than service cost are included in other (expense) income, net in the consolidated statements of comprehensive income.

Weighted-Average Actuarial Assumptions and Health Care Cost Trend Rates

The following table summarizes weighted-average assumptions and health care cost trend rates used to determine the benefit obligation as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Discount rate	5.16%	2.89%
Health care cost trend rate assumed for next year	6.06%	6.29%
Rate to which the cost trend rate is assumed to decline (the “Ultimate trend rate”)	4.44%	4.44%
Year that the rate reaches the ultimate trend rate	2030	2030

The assumptions used in calculating the December 31, 2022 measurement date benefit obligation will be used in the calculation of net periodic benefit cost in 2023.

The following table summarizes weighted-average assumptions and health care cost trend rates used to determine the net periodic benefit costs for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Discount rate	2.89%	2.89%
Health care cost trend rate assumed for next year	6.29%	6.29%
Ultimate trend rate	4.44%	4.44%
Year that the rate reaches the ultimate trend rate	2030	2030

Other Employee Benefit Plans

The Company sponsors a defined contribution 401(k) retirement savings plan covering all of its U.S. employees, whereby an eligible employee may elect to contribute a portion of his or her salary on a pre-tax basis, subject to applicable federal limitations. The Company is not required to make any discretionary matching of employee contributions. The Company makes a matching contribution equal to 100% of each employee’s elective contribution to the plan of up to 3% of the employee’s eligible pay, and 50% for the next 2% of the employee’s eligible pay. The full amount of this employer contribution is immediately vested in the plan. For the years ended December 31, 2022, 2021 and 2020, the Company recorded defined contribution expense of $21.6 million, $16.8 million and $12.0 million, respectively.

The Company’s wholly owned Irish subsidiary sponsors a defined contribution plan covering all of its employees in Ireland. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expenses of $1.5 million, $1.1 million and $0.8 million, respectively, under this plan.

The Company has a non-qualified deferred compensation plan for executives. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of December 31, 2022 and 2021, the deferred compensation plan liabilities totaled $28.2 million and $26.5 million, respectively, and are included in “other long-term liabilities” in the consolidated balance sheet. The Company held funds of approximately $28.2 million and $26.5 million in an irrevocable grantor's rabbi trust as of December 31, 2022 and 2021, respectively, related to this plan. Rabbi trust assets are classified as trading marketable securities and are included in “other current assets” in the consolidated balance sheets. Unrealized gains and losses on these marketable securities are included in “other (expense) income, net” in the consolidated statements of comprehensive income. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expenses of $3.0 million, $2.3 million and $1.1 million, respectively, under this plan.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Fiscal Years Ended December 31, 2022, 2021 and 2020:

	Balance at		Additions charged to	Deductions	Balance at
Valuation and Qualifying Accounts	beginning		costs and	from	end of
(in thousands)	of period	Acquisitions	expenses	reserves	period
Year ended December 31, 2022:
Allowance for returns	33,882	—	31,326	(36,861)	28,347
Allowance for prompt pay discounts	3,788	—	32,239	(32,961)	3,066
Year ended December 31, 2021:
Allowance for returns	40,918	—	17,573	(24,609)	33,882
Allowance for prompt pay discounts	5,180	162	41,426	(42,980)	3,788
Year ended December 31, 2020:
Allowance for returns	45,082	—	16,446	(20,610)	40,918
Allowance for prompt pay discounts	7,189	—	45,886	(47,895)	5,180

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON THERAPEUTICS PLC

Dated: March 1, 2023	By:	/s/ Timothy P. Walbert
Timothy P. Walbert

President, Chief Executive Officer and Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy P. Walbert and Aaron L. Cox, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TIMOTHY P. WALBERT	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2023
Timothy P. Walbert

/s/ AARON L. COX	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Aaron L. Cox

/s/ PATRICK McILVENNY Patrick McIlvenny	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023

/s/ MICHAEL GREY	Director	March 1, 2023
Michael Grey

/s/ WILLIAM F. DANIEL	Director	March 1, 2023
William F. Daniel

/s/ JEFF HIMAWAN	Director	March 1, 2023
Jeff Himawan, Ph.D.

/s/ SUSAN MAHONY
Susan Mahony, Ph.D.	Director	March 1, 2023

/s/ GINO SANTINI
Gino Santini	Director	March 1, 2023

/s/ JAMES SHANNON
James Shannon, M.D.	Director	March 1, 2023

/s/ H. THOMAS WATKINS
H. Thomas Watkins	Director	March 1, 2023
	Director	March 1, 2023
/s/ PASCALE WITZ
Pascale Witz