Form 10-Q
period 2023-03-31
Horizon Therapeutics Public Ltd Co
filed 2023-05-03
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of April 27, 2023: 228,621,802.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,311,628	$2,352,833
Restricted cash	4,772	4,755
Accounts receivable, net	624,697	676,347
Inventories, net	164,496	169,559
Prepaid expenses and other current assets	497,254	449,349
Total current assets	3,602,847	3,652,843
Property, plant and equipment, net	355,872	340,509
Developed technology and other intangible assets, net	2,576,163	2,664,777
In-process research and development	810,000	810,000
Goodwill	1,010,538	1,010,538
Deferred tax assets, net	450,219	431,814
Other long-term assets	187,811	204,135
Total assets	$8,993,450	$9,114,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,619	$155,800
Accrued expenses and other current liabilities	482,334	457,557
Accrued trade discounts and rebates	309,935	319,780
Long-term debt—current portion	16,000	16,000
Total current liabilities	884,888	949,137
LONG-TERM LIABILITIES:
Long-term debt, net	2,544,230	2,546,837
Deferred tax liabilities, net	271,550	342,017
Other long-term liabilities	197,222	204,451
Total long-term liabilities	3,013,002	3,093,305
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at March 31, 2023 and December 31, 2022; 228,960,705 and 227,625,913 shares issued at March 31, 2023 and December 31, 2022, respectively; and 228,576,339 and 227,241,547 shares outstanding at March 31, 2023 and December 31, 2022, respectively	23	23
Treasury stock, 384,366 ordinary shares at March 31, 2023 and December 31, 2022	(4,585)	(4,585)
Additional paid-in capital	4,448,744	4,474,199
Accumulated other comprehensive income	6,685	12,528
Retained earnings	644,693	590,009
Total shareholders’ equity	5,095,560	5,072,174
Total liabilities and shareholders’ equity	$8,993,450	$9,114,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Net sales	$832,059	$885,245
Cost of goods sold	208,563	215,062
Gross profit	623,496	670,183
OPERATING EXPENSES:
Research and development	134,148	103,132
Selling, general and administrative	453,354	372,734
Total operating expenses	587,502	475,866
Operating income	35,994	194,317
OTHER EXPENSE, NET:
Interest expense, net	(15,540)	(21,256)
Foreign exchange gain	91	420
Other expense, net	(1,343)	(742)
Total other expense, net	(16,792)	(21,578)
Income before benefit for income taxes	19,202	172,739
Benefit for income taxes	(35,482)	(31,522)
Net income	$54,684	$204,261
Net income per ordinary share—basic	$0.24	$0.89
Weighted average ordinary shares outstanding—basic	228,397,661	229,094,311
Net income per ordinary share—diluted	$0.23	$0.87
Weighted average ordinary shares outstanding—diluted	233,788,366	235,953,318
OTHER COMPREHENSIVE LOSS, NET OF TAX
Interest rate swap contracts designated as cash flow hedges	$(7,052)	$—
Foreign currency translation adjustments	(615)	(460)
Pension and other post-employment benefit plan remeasurements	1,824	325
Other comprehensive loss	(5,843)	(135)
Comprehensive income	$48,841	$204,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2022	227,625,913	$23	384,366	$(4,585)	$4,474,199	$12,528	$590,009	$5,072,174
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	1,334,792	—	—	—	3,421	—	—	3,421
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(87,549)	—	—	(87,549)
Share-based compensation	—	—	—	—	58,673	—	—	58,673
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	(7,052)	—	(7,052)
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	1,824	—	1,824
Foreign currency translation adjustments	—	—	—	—	—	(615)	—	(615)
Net income	—	—	—	—	—	—	54,684	54,684
Balances at March 31, 2023	228,960,705	$23	384,366	$(4,585)	$4,448,744	$6,685	$644,693	$5,095,560

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2021	227,760,936	$23	384,366	$(4,585)	$4,373,337	$(14,987)	$318,605	$4,672,393
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	2,112,964	—	—	—	9,071	—	—	9,071
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(115,108)	—	—	(115,108)
Share-based compensation	—	—	—	—	47,347	—	—	47,347
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	325	—	325
Foreign currency translation adjustments	—	—	—	—	—	(460)	—	(460)
Net income	—	—	—	—	—	—	204,261	204,261
Balances at March 31, 2022	229,873,900	$23	384,366	$(4,585)	$4,314,647	$(15,122)	$522,866	$4,817,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,684	$204,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,860	95,112
Equity-settled share-based compensation	58,120	47,300
Amortization of debt discount and deferred financing costs	1,471	1,577
Deferred income taxes	(87,310)	(33,896)
Foreign exchange and other adjustments	(434)	3,190
Changes in operating assets and liabilities:
Accounts receivable	51,530	(51,665)
Inventories	5,067	(785)
Prepaid expenses and other current assets	(48,625)	(33,205)
Accounts payable	(78,040)	36,067
Accrued trade discounts and rebates	(9,938)	47,279
Accrued expenses and other current liabilities	42,858	(113,775)
Other non-current assets and liabilities	2,080	14,331
Net cash provided by operating activities	86,323	215,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to license and collaboration agreements	(15,000)	(25,000)
Purchases of property, plant and equipment	(24,128)	(14,198)
Payments for acquisitions, net of cash acquired	—	(3,122)
Payments for long-term investments	(2,623)	(1,464)
Receipts from long-term investments	—	3,060
Net cash used in investing activities	(41,751)	(40,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(4,000)	(4,000)
Proceeds from the issuance of ordinary shares in connection with stock option exercises	3,421	9,071
Payment of employee withholding taxes relating to share-based awards	(87,549)	(115,108)
Net cash used in financing activities	(88,128)	(110,037)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,368	(1,921)
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,188)	63,109
Cash, cash equivalents and restricted cash, beginning of the period	2,357,588	1,584,156
Cash, cash equivalents and restricted cash, end of the period	$2,316,400	$1,647,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest swap payments	$43,572	$28,095
Cash refunds received for income taxes, net of payments	21,544	—
Cash paid for income taxes, net of refunds received	—	1,496
Cash paid for amounts included in the measurement of operating lease liabilities	2,566	2,208
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$14,413	$3,627
Lease liabilities arising from obtaining right-of-use assets	—	21,213

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
•
each of the Company’s restricted stock unit (“RSU”) awards, excluding PSUs (as defined below), that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, (a) if granted to a non-employee member of the Company’s board of directors or held by a person who, as of the date of the completion of the Transaction, is a former service-provider of the Company, be canceled and converted into the right to receive a cash amount equal to (i) the total number of the Company’s ordinary shares subject to such RSU immediately prior to the Effective Time multiplied by (ii) the Consideration, and (b) if not granted to an individual described in clause (a) above, be canceled and converted into a restricted stock unit (an “Amgen RSU”), denominated in shares of Amgen’s common stock. The number of shares of Amgen common stock subject to each such Amgen RSU will be equal to the product (rounded down to the nearest whole number) of (a) the total number of the Company’s ordinary shares subject to such RSU immediately prior to the Effective Time multiplied by (b) the quotient of (i) the Consideration divided by (ii) the volume weighted average of the per share closing price of Amgen’s common stock on the Nasdaq Global Select Market for five trading days ending on the second business day prior to the completion of the Transaction. Following the Effective Time, each Amgen RSU will continue to be governed by the same terms and conditions (including vesting terms) as were applicable to the applicable RSU immediately prior to the Effective Time; and
•
each of the Company’s RSU awards with performance-based vesting or delivery requirements (“PSU”) that is outstanding as of immediately prior to the Effective Time (whether or not vested) will, contingent upon and effective as of the Effective Time, be canceled and converted into the right to receive cash, without interest, in an amount equal to (i) the total number of the Company’s ordinary shares issuable in settlement of such PSU as determined, in accordance with the terms of such PSU, by the compensation committee of the Company’s board of directors (the “Compensation Committee”) prior to the Effective Time multiplied by (ii) the Consideration.

On February 24, 2023, the Company’s shareholders approved the Scheme and certain scheme approval resolutions and amendments to the memorandum and articles of association of Horizon to enable the Scheme to be effected. The closing of the Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the receipt of required antitrust clearance in the United States, and the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of the other party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. In connection with the Transaction, the Company and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria. On January 30, 2023, the Company and Amgen received a request for additional information and documentary materials, or a second request, from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Transaction. The Company and Amgen have been working cooperatively with the FTC in its review and will continue to do so.

The Irish High Court has set a hearing date of May 22, 2023 to consider the Company’s application to sanction the Scheme. The Company will inform the Irish High Court in advance if the hearing date needs to be adjourned to a later date as a result of a condition to closing, including required regulatory clearances, not having been satisfied by the scheduled hearing date. The Transaction is expected to close shortly after the Irish High Court issues an order sanctioning the Scheme and the Company continues to expect that the closing of the Transaction will occur during the first half of 2023. Additional information about the transaction agreement and the Transaction is set forth in our filings with the SEC.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

As of March 31, 2023, the Company’s commercial portfolio consisted of the following medicines:

TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
PENNSAID® (diclofenac sodium topical solution) 2% w/w (“PENNSAID 2%”), for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

From time to time, the Company adopts new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which defers the sunset date of the guidance included in Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under the Credit Agreement (as defined below). Refer to Note 12 for further details. The discontinuation of LIBOR is expected to occur as of June 30, 2023. In the second quarter of 2022, the Company elected to apply the optional expedients for the assessment of hedge effectiveness for cash flow hedges affected by reference rate reform.

Recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

The Company’s significant accounting policies have not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 3 – NET INCOME PER SHARE

The following table presents basic and diluted net income per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023	2022
Basic net income per share calculation:
Numerator - net income	$54,684	$204,261
Denominator - weighted average of ordinary shares outstanding	228,397,661	229,094,311
Basic net income per share	$0.24	$0.89

	For the Three Months Ended March 31,
	2023	2022
Diluted net income per share calculation:
Numerator - net income	$54,684	$204,261
Denominator - weighted average of ordinary shares outstanding	233,788,366	235,953,318
Diluted net income per share	$0.23	$0.87

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

During the three months ended March 31, 2023 and 2022, the difference between the basic and diluted weighted average ordinary shares outstanding primarily represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income per share for the three months ended March 31, 2023 and 2022 excluded 1.0 million and 3.0 million shares subject to equity awards, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. The Company has entered into manufacturing and supply agreements for the manufacture of drug substance, drug product and finished goods inventories, and the purchase of raw materials and production supplies. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

The components of inventories as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$68,813	$44,230
Work-in-process	25,542	25,232
Finished goods	70,141	100,097
Inventories, net	$164,496	$169,559

As part of the Viela Bio Inc. (“Viela”) acquisition, a step-up in the value of inventory of $151.6 million was recorded, which was composed of $10.1 million for raw materials, $120.9 million for work-in-process and $20.6 million for finished goods during the year ended December 31, 2021. Inventory step-up expense recorded in cost of goods sold relating to UPLIZNA was $29.7 million and $27.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total remaining balance of inventory step-up was $2.6 million.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to the Condensed Consolidated Financial Statements.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred charge for taxes on intercompany profit	$182,924	$164,771
Advance payments for inventory	163,473	156,824
Rabbi trust assets	29,525	28,227
Prepaid income taxes and income tax receivable	5,359	9,835
Other prepaid expenses and other current assets	115,973	89,692
Prepaid expenses and other current assets	$497,254	$449,349

Advance payments for inventory as of March 31, 2023 and December 31, 2022, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Buildings	$175,580	$173,560
Construction in process	103,636	88,825
Land and land improvements	44,323	44,323
Leasehold improvements	25,957	24,428
Machinery and equipment	23,381	22,865
Furniture and fixtures	21,692	20,318
Software	13,253	13,332
Other	12,303	11,966
	420,125	399,617
Less accumulated depreciation	(64,253)	(59,108)
Property, plant and equipment, net	$355,872	$340,509

Depreciation expense was $6.2 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of March 31, 2023 and December 31, 2022 was $1,010.5 million.

During the three months ended March 31, 2023 and 2022, there were no goodwill impairment losses.

Intangible Assets

As of March 31, 2023, the Company’s finite-lived intangible assets primarily consisted of developed technology related to ACTIMMUNE, KRYSTEXXA, PROCYSBI, RAVICTI, TEPEZZA and UPLIZNA.

Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$4,650,292	$(2,093,605)	$2,556,687	$4,650,292	$(2,005,327)	$2,644,965
In-process research and development	810,000	—	810,000	810,000	—	810,000
Other intangibles	29,894	(10,418)	19,476	29,894	(10,082)	19,812
Total intangible assets	$5,490,186	$(2,104,023)	$3,386,163	$5,490,186	$(2,015,409)	$3,474,777

Amortization expense for the three months ended March 31, 2023 and 2022 was $88.6 million and $89.3 million, respectively. In-process research and development is not amortized until successful regulatory approval of a project. As of March 31, 2023, estimated future amortization expense was as follows (in thousands):

2023 (April to December)	$270,765
2024	359,426
2025	359,426
2026	304,164
2027	253,506
Thereafter	1,028,876
Total	$2,576,163

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Income taxes payable	$89,282	$2,829
Payroll-related expenses	85,586	121,066
Accrued royalties	82,483	106,126
R&D and manufacturing programs	69,417	66,725
Advertising and marketing	26,643	12,030
Allowances for returns	25,740	28,347
Consulting and professional services	25,365	28,915
Refund liability (1)	16,534	12,218
Accrued interest	8,420	15,130
Accrued upfront and milestone payments	—	15,000
Accrued other	52,864	49,171
Accrued expenses and other current liabilities	$482,334	$457,557

(1)
The refund liability represents the amount of consideration that the Company may need to refund to Mitsubishi Tanabe Pharma Corporation (“MTPC”) if it does not sell the UPLIZNA drug product that was shipped to MTPC. The refund liability is remeasured at each reporting date to reflect changes in the estimate of variable consideration, with a corresponding adjustment to revenue. Amounts expected to be settled within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be settled within the 12 months following the condensed consolidated balance sheet date are classified as long-term liabilities. The following represents the changes to the refund liability for the three months ended March 31, 2023 (in thousands):

Refund liability at December 31, 2022	$20,409
Shipments during the three months ended March 31, 2023	—
Remeasurement of refund liability recognized as revenue	(3,875)
Refund liability at March 31, 2023	$16,534
Less: current portion	16,534
Refund liability, net of current portion	$—

NOTE 9 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued government rebates and chargebacks	$260,093	$235,216
Accrued commercial rebates and wholesaler fees	30,944	39,965
Accrued co-pay and other patient assistance	18,898	44,599
Accrued trade discounts and rebates	$309,935	$319,780
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	9,241	77,350
Total customer-related accruals and allowances	$319,176	$397,130

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2022 to March 31, 2023 (in thousands):

	Government Rebates and Chargebacks	Commercial Rebates and Wholesaler Fees	Co-Pay and Other Patient Assistance	Total
Balance at December 31, 2022	$295,558	$46,159	$55,413	$397,130
Current provisions relating to sales during the three months ended March 31, 2023	200,302	38,731	38,061	277,094
Adjustments relating to prior-year sales	(9,507)	(593)	(5,495)	(15,595)
Payments relating to sales during the three months ended March 31, 2023	(56,806)	(8,429)	(20,827)	(86,062)
Payments relating to prior-year sales	(169,454)	(41,654)	(42,283)	(253,391)
Balance at March 31, 2023	$260,093	$34,214	$24,869	$319,176

NOTE 10 – SEGMENT AND OTHER INFORMATION

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

The Company operates in one reportable segment, which focuses on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the CODM. The Company’s chief executive officer has been identified as its CODM.

The following table reflects net sales by medicine for the Company’s reportable segment for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
TEPEZZA	$405,317	$501,451
KRYSTEXXA	186,981	140,704
RAVICTI	90,321	78,257
UPLIZNA (1)	53,829	30,477
PROCYSBI	50,463	49,571
ACTIMMUNE	29,121	31,435
PENNSAID 2%	9,194	35,368
RAYOS	4,977	13,487
BUPHENYL	1,413	2,161
QUINSAIR	296	296
DUEXIS	139	1,123
VIMOVO	8	915
Total net sales	$832,059	$885,245
(1)
UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to MTPC. During the three months ended March 31, 2023 and 2022, the Company recognized $3.9 million and $1.6 million, respectively, of revenue as a result of the change in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which the Company has no direct control.

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its reportable segment and all other customers as a group for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended March 31,
	2023		2022
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$315,697	29%	$333,373	27%
Customer B	277,822	25%	301,211	25%
Customer C	219,729	20%	247,619	20%
Customer D	200,050	18%	234,126	19%
Other customers	93,704	8%	115,157	9%
Gross sales	$1,107,002	100%	$1,231,486	100%

Geographic revenues are determined based on the country in which the Company’s customers are located. The following table presents a summary of net sales attributed to geographic sources for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$820,931	99%	$878,290	100%
Rest of world	11,128	1%	6,955	*
Net sales	$832,059		$885,245

*Less than 1%

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,158,500	$—	$—	$2,158,500
Interest rate swap contracts	—	21,294	—	21,294
Equity securities (1)	7,349	—	—	7,349
Foreign currency contracts	—	162	—	162
Other current assets	29,525	—	—	29,525
Total assets at fair value	$2,195,374	$21,456	$—	$2,216,830
Liabilities:
Other long-term liabilities	(29,525)	—	—	(29,525)
Total liabilities at fair value	$(29,525)	$—	$—	$(29,525)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,151,500	$—	$—	$2,151,500
Interest rate swap contracts	—	30,348	—	30,348
Equity securities (1)	6,997	—	—	6,997
Foreign currency contracts	—	181	—	181
Other current assets	28,227	—	—	28,227
Total assets at fair value	$2,186,724	$30,529	$—	$2,217,253
Liabilities:
Other long-term liabilities	(28,227)	—	—	(28,227)
Total liabilities at fair value	$(28,227)	$—	$—	$(28,227)

(1)
The Company held investments in equity securities with readily determinable fair values of $7.4 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively, which are included in other long-term assets in the condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company recognized a net unrealized gain of $0.4 million and a net unrealized loss of $4.6 million, respectively, in the other expense, net line item of the Company’s condensed consolidated statement of comprehensive income, due to the change in fair value of these securities. There were no sales of equity securities for the three months ended March 31, 2023 and 2022.

The Company utilizes the market approach to measure fair value for its money market funds. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company’s derivative assets and liabilities include interest rate swaps, which are carried at fair value. Interest rate swaps entered into by the Company are typically executed over-the-counter and are valued using discounted cash flows along with fair value models that primarily use observable market inputs. These models take into account a variety of factors including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. Refer to Note 13 for further details.

The Company’s derivative assets and liabilities also include foreign currency forward contracts, which all have maturities of one month or less. The Company estimates the fair values of these contracts by using observable market inputs including the forward and spot prices for foreign currencies. Refer to Note 13 for further details.

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

NOTE 12 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term Loan Facility due 2028	$1,568,000	$1,572,000
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,586,026	2,590,026
Debt discount	(9,123)	(9,627)
Deferred financing fees	(16,673)	(17,562)
Total long-term debt	2,560,230	2,562,837
Less: current maturities	16,000	16,000
Long-term debt, net of current maturities	$2,544,230	$2,546,837

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019 and the Incremental Amendment and Joinder Agreement, dated August 17, 2020 (the “Term Loan Facility”). Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”). Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement. The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and include a $50.0 million letter of credit sub-facility. The Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of March 31, 2023, the Revolving Credit Facility was undrawn. As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through the March 2021 Amendment.

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

The interest on the 2028 Term Loans is variable and, as of March 31, 2023, the interest rate on the 2028 Term Loans was 6.56% and the effective interest rate was 6.80%.

The interest on the 2026 Term Loans is variable and, as of March 31, 2023, the interest rate on the 2026 Term Loans was 6.63% and the effective interest rate was 6.91%.

As of March 31, 2023, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans was approximately $1,566.0 million and $417.5 million, respectively, categorized as a Level 2 instrument, as defined in Note 11.

On April 25, 2022, the Company entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of its variable rate debt. Refer to Note 13 for further details.

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

As of March 31, 2023, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of March 31, 2023, the fair value of the 2027 Senior Notes was approximately $608.3 million, categorized as a Level 2 instrument, as defined in Note 11.

On April 18, 2023, in connection with the potential closing of the Transaction, HTUSA directed U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to give a notice of HTUSA’s intent, in accordance with the indenture governing the 2027 Senior Notes, to redeem in full the aggregate principal amount of the outstanding 2027 Senior Notes. The redemption is conditioned on, among other things, the consummation of the Transaction.

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

The Company is a party to interest rate swap agreements designated as cash flow hedges with notional amounts totaling $800.0 million as of March 31, 2023, which effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of the Company’s 2028 Term Loans and the 2026 Term Loans. The change in fair value is recorded as part of other comprehensive loss. Interest expense, net is adjusted to include the payments made or received under the swap agreements.

Foreign currency risk

The Company also enters into foreign currency forward contracts with durations of one month or less to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions and they are recorded at fair value. As of March 31, 2023, the Company had outstanding foreign currency forward contracts to sell $10.7 million and purchase €5.0 million and CHF5.0 million, and to sell JPY260.0 million and purchase $1.9 million, all of which had settlement dates of less than one month.

No amounts are excluded from the assessment of effectiveness for cash flow hedges. Refer to Note 11 for further details on the valuation methodologies for the Company’s derivative instruments.

The following tables summarize the amounts and locations of the Company’s derivative instruments on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	March 31, 2023	Balance sheet location	March 31, 2023
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$14,886	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other long-term assets	6,408	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	162	Accrued expenses and other current liabilities	—
Total derivatives		$21,456		$—

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	December 31, 2022	Balance sheet location	December 31, 2022
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$15,520	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other long-term assets	14,828	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	181	Accrued expenses and other current liabilities	—
Total derivatives		$30,529		$—

While foreign currency forward contracts are subject to a master netting arrangement, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheet.

The following table summarizes the pre-tax amount and locations of derivative instrument net gains (losses) recognized in the condensed consolidated statement of comprehensive income (in thousands):

	Location	For the Three Months Ended March 31, 2023
Interest rate swap contracts designated as cash flow hedges	Interest expense, net	$3,438
Foreign currency forward contracts not designated as cash flow hedges	Foreign exchange gain	(52)

The following table presents the pre-tax amount of losses from derivative instruments recognized in other comprehensive loss (in thousands):

For the Three Months Ended March 31, 2023
Interest rate swap contracts designated as cash flow hedges	$9,054

Assuming market rates remain constant through contract maturities, the Company expects to reclassify pre-tax net gains of $14.9 million into interest expense, net for interest rate swap cash flow hedges within the next 12 months.

The cash flow effects of the Company’s derivative contracts in the condensed consolidated statement of cash flows are included in operating activities.

NOTE 14 – LEASE OBLIGATIONS

As of March 31, 2023, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	80,000	July 1, 2032 to May 4, 2041
Lake Forest, Illinois	160,000	March 31, 2031
South San Francisco, California	40,000	December 31, 2031
Rockville, Maryland	42,000	August 31, 2024 to May 31, 2026
Chicago, Illinois	9,200	December 31, 2028
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2023

The above table does not include details of an agreement to lease entered into in November 2021 relating to approximately 192,000 square feet of office and laboratory space under construction in Rockville, Maryland. Lease commencement will begin when construction of the building is completed by the lessor and the Company has access to begin the construction of leasehold improvements. The Company expects to receive access to the office and laboratory space and commence the related tenant improvements in the second half of 2023 and incur leasehold improvement costs through 2024 and 2025 in order to prepare the building for occupancy.

As of March 31, 2023 and December 31, 2022, the Company had right-of-use lease assets included in other long-term assets of $97.6 million and $99.5 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $8.5 million and $7.8 million, respectively; and non-current lease liabilities included in other long-term liabilities of $113.3 million and $114.3 million, respectively, in its condensed consolidated balance sheets.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $3.6 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2023 (in thousands):

2023 (April to December)	$10,469
2024	14,524
2025	14,008
2026	13,406
2027	13,448
Thereafter	91,101
Total lease payments	156,956
Imputed interest	(35,135)
Total lease liabilities	$121,821

The weighted-average discount rate and remaining lease term for leases as of March 31, 2023 was 4.37% and 13.39 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance. In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order. As of March 31, 2023, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €100.2 million ($108.4 million converted at a Euro-to-Dollar exchange rate as of March 31, 2023 of 1.0820), to be delivered through March 2025. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of March 31, 2023, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $5.7 million, to be delivered through September 2024. The Company received U.S. Food and Drug Administration (“FDA”) approval in December 2021 for a second TEPEZZA drug product manufacturer, Patheon Pharmaceuticals Inc. (“Patheon”) (the contract development and manufacturing services organization of Thermo Fisher Scientific). Under the Company’s supply agreement with Patheon, the Company must provide Patheon with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of March 31, 2023, the Company had binding purchase commitments with Patheon for TEPEZZA drug product of €7.7 million ($8.3 million converted at a Euro-to-Dollar exchange rate as of March 31, 2023 of 1.0820), to be delivered through September 2024.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80% of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel. Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first nine months of each forecast is considered a binding firm order. As of March 31, 2023, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $24.6 million, to be delivered through December 2026.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024. As of March 31, 2023, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was €5.9 million ($6.4 million converted using a Euro-to-Dollar exchange rate of 1.0820 as of March 31, 2023) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, PROCYSBI, KRYSTEXXA, BUPHENYL, QUINSAIR, UPLIZNA and RAYOS of $18.3 million were outstanding as of March 31, 2023.

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

Beginning in the third quarter of 2022, the Company has been served with several complaints from plaintiffs alleging to have taken TEPEZZA and suffered hearing impairments. Although hearing impairment, including deafness, was identified as a potential adverse event in the pivotal clinical trials for TEPEZZA, addressed at the FDA advisory committee meeting that considered the safety and efficacy of TEPEZZA, and listed as a potential adverse event in the FDA-approved TEPEZZA product label, the plaintiffs allege that the Company failed to adequately inform them about the risk of hearing impairment before taking the medicine. In March 2023, one of the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation to transfer current and future product liability cases involving TEPEZZA and hearing impairment to the United States District Court for the Northern District of California. The Company intends to vigorously defend itself in the lawsuits and maintains insurance coverage for product liability claims. Nevertheless, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether the Company’s insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments.

Other Agreements

Arrowhead Pharmaceuticals, Inc.

On June 18, 2021, the Company entered into a global agreement with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) for HZN 457, a discovery-stage investigational RNAi therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Arrowhead granted the Company a worldwide exclusive license to develop, manufacture and commercialize medicines based on the RNAi therapeutic. Arrowhead is required to use commercially reasonable efforts to conduct research and preclinical development activities for the RNAi therapeutic products. The Company must use commercially reasonable efforts in, and will be responsible for, clinical development and commercialization of the RNAi therapeutic products. Under the terms of the agreement, the Company paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. In addition, a $15.0 million development milestone was recognized in the fourth quarter of 2022. The $15.0 million development milestone was subsequently paid in the first quarter of 2023.

Venture capital funds

The Company is committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of March 31, 2023, the total carrying amount of the Company’s investments in these funds was $27.2 million, which is included in other long-term assets in the condensed consolidated balance sheet and includes $2.6 million in net cash payments for investments made during the three months ended March 31, 2023. As of March 31, 2023, the Company’s total future commitments to these funds were $34.0 million. During the three months ended March 31, 2023 and 2022, the Company recorded a loss under the equity method of $1.5 million and investment income under the equity method of $4.0 million, respectively, in the other expense, net line item of the Company’s condensed consolidated statement of comprehensive income related to these funds.

Non-cancellable advertising commitments

As of March 31, 2023, the Company had $61.2 million of non-cancellable advertising commitments due within one year, primarily related to its U.S. commercial business.

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

NOTE 16 - LEGAL PROCEEDINGS

PENNSAID 2%

On May 6, 2022, Apotex Corp. and its affiliate, Apotex Inc. (collectively, “Apotex”), received FDA approval to market a generic diclofenac sodium topical solution 2% (“Apotex ANDA Product”), following the apparent forfeiture by Actavis Laboratories UT, Inc. (“Actavis”) of its first-filer exclusivity. On May 13, 2022, the Company filed a complaint against Apotex asserting that the manufacture, use, offer for sale, or sale of the Apotex ANDA Product would infringe U.S. Patent No. 9,066,913 (the “‘913 patent”) in the United States District Court for the District of Delaware. The Company previously successfully enforced the ‘913 patent against Actavis in the District of New Jersey and the Federal Circuit subsequently affirmed the District Court’s ruling.

The Company purchased PENNSAID 2% from Nuvo Pharmaceuticals Inc. (“Nuvo”) in 2014. Apotex alleged that a settlement agreement entered into in January 2013 with Nuvo (“Nuvo Settlement”) provides it with a license to the ‘913 patent. The Company disputed the scope of Apotex’s settlement and license with Nuvo, contending that it does not provide Apotex with a license to the ‘913 patent, which was issued to the Company after the Company’s purchase of PENNSAID 2% from Nuvo.

On May 17, 2022, the Company moved for a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, offer to sell, or sale of the Apotex ANDA Product. On May 27, 2022, the parties filed a stipulated preliminary injunction and a proposed expedited briefing schedule to present the underlying license dispute to the District Court by way of a motion for summary judgment, which the District Court entered on May 31, 2022. On August 23, 2022, the District Court held a hearing on the motion for summary judgment and the parties subsequently provided supplemental briefing on certain legal matters requested by the District Court. On November 7, 2022, the District Court ruled in Apotex’s favor, finding that the Nuvo Settlement provided Apotex a license to the ‘913 patent and that Apotex’s ANDA Product consequently does not infringe the ‘913 patent. Apotex subsequently alleged that the preliminary injunction was wrongfully entered and caused Apotex to suffer monetary losses. Apotex also sought an award of its attorney fees. The Company disputed Apotex’s allegations that it incurred monetary losses or that it was entitled to an award of attorney fees. On April 25, 2023, the parties entered into a confidential settlement of all claims. On April 28, 2023, the District Court litigation was dismissed with prejudice.

PROCYSBI

On February 2, 2022 and February 16, 2022, the Company received notice from Teva Pharmaceuticals, Inc. (“Teva”) that it had filed Abbreviated New Drug Applications (“ANDA”) with the FDA seeking approval of generic versions of PROCYSBI granules and capsules, respectively. The ANDAs contained Paragraph IV Patent Certifications alleging that the patents covering PROCYSBI granules and capsules are invalid and/or will not be infringed by Teva’s manufacture, use or sale of the medicines for which the ANDAs were submitted. On March 15, 2022, the Company filed suit against Teva in the United States District Court for the District of New Jersey for patent infringement, seeking to prevent Teva from selling its generic versions of PROCYSBI granules and capsules. On March 24, 2023, the parties stipulated to a stay of all proceedings.

RAVICTI

On June 7, 2022, the Company received notice from Taro Pharmaceuticals Industries, Ltd. (“Taro”) that it had filed an ANDA with the FDA seeking approval of a generic version of RAVICTI. The ANDA contained Paragraph IV Patent Certification alleging that the patents covering RAVICTI are invalid and/or will not be infringed by Taro’s manufacture, use or sale of the medicine for which the ANDA was submitted. On July 20, 2022, the Company filed suit against Taro in the United States District Court for the District of New Jersey for patent infringement, seeking to prevent Taro from selling its generic version of RAVICTI. On March 17, 2023, the parties entered into a confidential settlement of all claims.

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at March 31, 2023 included its 2011 Equity Incentive Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan, as amended (“2020 EIP”), and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

As of March 31, 2023, an aggregate of 2,046,575 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 15,230,763 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 483,069 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 1,585,533 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,830,232	$24.04	2.91	$433,552
Exercised	(156,324)	21.79	—	—
Forfeited	(1,134)	46.96	—	—
Outstanding as of March 31, 2023	4,672,774	$24.11	2.61	$397,318
Exercisable as of March 31, 2023	4,588,748	$23.57	2.53	$392,638

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2022	3,466,272	$80.84
Granted	2,244,484	112.49
Vested	(1,364,839)	66.86
Forfeited	(84,270)	98.37
Outstanding as of March 31, 2023	4,261,647	$101.64

The grant-date fair value of RSUs is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes PSU activity for the three months ended March 31, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2022	1,233,584
Granted	319,658	$159.52	5.54%	$150.68
Forfeited	(31,111)	112.02	52.13%	53.62
Vested	(587,075)	57.22	8.72%	52.23
Outstanding as of March 31, 2023	935,056

On January 4, 2023, the Company awarded PSUs to key executive participants (“2023 PSUs”). The 2023 PSUs are subject to both performance-based and service-based vesting provisions. The 2023 PSUs utilize three long-term performance metrics, as follows:

•
50% of the 2023 PSUs that may vest (such portion of the PSU award, the “2023 Relative TSR PSUs”) are determined by reference to the Company’s total shareholder return (“TSR”) over the three-year period ending December 31, 2025, as measured relative to the TSR of each company included in the Nasdaq Biotechnology Index (“NBI”) during such three-year period (except with respect to the Company only, the period is measured from November 28, 2022, which is the last trading day prior to the public announcement that the Company was in preliminary discussions related to a possible acquisition transaction, through December 31, 2025). Generally, in order to vest in any portion of the 2023 Relative TSR PSUs, the participant must also remain in continuous service with the Company through the earlier of January 5, 2026 or the date immediately prior to a change in control.
•
25% of the 2023 PSUs that may vest (such portion of the PSU award, the “2023 Strategic PSUs”) are determined by reference to the Company’s achievement of certain performance objectives related to research and development and technical operations during the two-year period ending December 31, 2024. Generally, in order to vest in any portion of the 2023 Strategic PSUs, the participant must also remain in continuous service with the Company through the earlier of (i) January 5, 2025 (with respect to 2/3rds of the 2023 Strategic PSUs) and January 5, 2026 (with respect to 1/3rd of the 2023 Strategic PSUs) or (ii) the date immediately prior to a change in control.
•
25% of the 2023 PSUs that may vest (such portion of the PSU award, the “2023 Financial PSUs”) are determined by reference to the Company’s achievement of certain financial milestones. The 2023 Financial PSUs that may vest will be determined by reference to the Company’s combined net sales of TEPEZZA and KRYSTEXXA during the two-year period ending December 31, 2024. Generally, in order to vest in any portion of the 2023 Financial PSUs, the participant must also remain in continuous service with the Company through the earlier of (i) January 5, 2025 (with respect to 2/3rds of the 2023 Financial PSUs) and January 5, 2026 (with respect to 1/3rd of the 2023 Financial PSUs) or (ii) the date immediately prior to a change in control.

If a change in control occurs prior to the completion of the defined performance period, a portion of any PSUs for which performance has not previously been determined will vest as measured through the date of the change in control (with respect to PSUs based on TSR) or based on an estimated level of performance through the end of the performance period as if the change in control had not occurred, which will be determined by the Compensation Committee.

All PSUs outstanding on March 31, 2023 may vest in a range of between 0% and 200%, with the exception of certain modified PSUs granted in 2020 and based on net sales which were capped at 150% and the 2023 PSUs, which will be capped at 100% to the extent the pending Transaction with Amgen closes prior to the defined performance period. The Company accounts for all PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation. Because the value of the 2023 Relative TSR PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value on the grant date. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2023 Relative TSR PSUs during the three months ended March 31, 2023, included:

Valuation date stock price	$113.48
Expected volatility	47.55%
Risk free rate	4.07%

The value of outstanding PSUs based on strategic or financial goals that have not yet been determined are calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Share-based compensation expense
Cost of goods sold	$2,662	$2,177
Research and development	9,165	8,976
Selling, general and administrative	46,293	36,147
Total share-based compensation expense	$58,120	$47,300

During the three months ended March 31, 2023 and 2022, the Company recognized $23.5 million and $45.2 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of RSUs and PSUs. As of March 31, 2023, the Company estimated that pre-tax unrecognized compensation expense of $481.3 million for all unvested share-based awards, including stock options, RSUs and PSUs, will be recognized through the first quarter of 2026. The Company expects to satisfy the exercise of stock options and future distribution of shares for RSUs and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP, the 2018 EIP and 2014 Non-Employee Plan.

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

The following table presents the benefit for income taxes for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Income before benefit for income taxes	$19,202	$172,739
Benefit for income taxes	(35,482)	(31,522)
Net income	$54,684	$204,261

During the three months ended March 31, 2023 and 2022, the Company recorded a benefit for income taxes of $35.5 million and $31.5 million, respectively. The increase in benefit for income taxes recorded during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, partially offset by a decrease in the tax benefits recognized on share-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning the pending transaction with Amgen Inc., our strategy and other aspects of our future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our medicines, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this report and in our other filings with the Securities and Exchange Commission, or SEC. We do not assume any obligation to update any forward-looking statements.

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

On February 24, 2023, our shareholders approved the Scheme and certain scheme approval resolutions and amendments to the memorandum and articles of association of Horizon to enable the Scheme to be effected. The closing of the Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the receipt of required antitrust clearance in the United States, and the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of the other party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. In connection with the Transaction, we and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria. On January 30, 2023, we and Amgen received a request for additional information and documentary materials, or a second request, from the Federal Trade Commission, or FTC, in connection with the FTC’s review of the Transaction. We and Amgen have been working cooperatively with the FTC in its review and will continue to do so.

The Irish High Court has set a hearing date of May 22, 2023 to consider our application to sanction the Scheme. We will inform the Irish High Court in advance if the hearing date needs to be adjourned to a later date as a result of a condition to closing, including required regulatory clearances, not having been satisfied by the scheduled hearing date. The Transaction is expected to close shortly after the Irish High Court issues an order sanctioning the Scheme and we continue to expect that the closing of the Transaction will occur during the first half of 2023. Additional information about the transaction agreement and the Transaction is set forth in our filings with the SEC.

As of March 31, 2023, our commercial portfolio consisted of the following medicines:

TEPEZZA® (teprotumumab-trbw), for intravenous infusion
KRYSTEXXA® (pegloticase injection), for intravenous infusion
RAVICTI® (glycerol phenylbutyrate) oral liquid
UPLIZNA® (inebilizumab-cdon) injection, for intravenous use
PROCYSBI® (cysteamine bitartrate) delayed-release capsules and granules, for oral use
ACTIMMUNE® (interferon gamma-1b) injection, for subcutaneous use
PENNSAID® (diclofenac sodium topical solution) 2% w/w, or PENNSAID 2%, for topical use
RAYOS® (prednisone) delayed-release tablets, for oral use
BUPHENYL® (sodium phenylbutyrate) tablets and powder, for oral use
QUINSAIR™ (levofloxacin) solution for inhalation
DUEXIS® (ibuprofen/famotidine) tablets, for oral use
VIMOVO® (naproxen/esomeprazole magnesium) delayed-release tablets, for oral use

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

Our commercialization strategy for our on-market rare disease medicines, including our key growth drivers TEPEZZA, KRYSTEXXA and UPLIZNA, includes initiatives to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for international commercialization and more effective uses through clinical trials. For TEPEZZA and KRYSTEXXA, initiatives include promoting earlier treatment by driving awareness of the benefits of the medicines, and for UPLIZNA, initiatives include increasing awareness of what differentiates our medicines from other available therapies. Additional strategies for our on-market rare disease medicines include optimizing timely access for patients to the medicines and maximizing the value of the medicines through investment in clinical trials. Specifically, with respect to TEPEZZA, we expanded our commercial team, continued to invest in our direct-to-consumer marketing activities, refined our marketing and physician education strategies, and conducted extensive market analysis to identify further opportunities to accelerate growth, which we are implementing. These growth opportunities involve increasing adoption by ocular specialists and driving an urgency among ophthalmologists and endocrinologists to diagnose and refer thyroid eye disease, or TED, patients. In April 2023, we announced positive topline results from the randomized, double-masked, placebo-controlled Phase 4 clinical trial evaluating TEPEZZA in patients with chronic/low clinical activity score, or CAS, TED. In addition, we received U.S. Food and Drug Administration, or FDA, approval to update the TEPEZZA label to specify its use for the treatment of TED “regardless of Thyroid Eye Disease activity or duration,” which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED and creates an opportunity to ease the access burden for patients and physicians with the goal of decreasing time to therapy for patients who may benefit from TEPEZZA. As part of our strategy to maximize the value of TEPEZZA, we plan to educate key stakeholders, including physicians, patients and payors on the trial results and updated label indication. With respect to KRYSTEXXA, after receiving U.S. Food and Drug Administration approval of our supplemental biologics license application, or sBLA, in July 2022 to expand the label to include co-treatment of KRYSTEXXA with the immunomodulator methotrexate, we launched a successful commercial campaign, expanded our commercial team and are focused on promoting the expanded label with physicians and patients.

Our R&D strategy is to expand our pipeline of preclinical and clinical development programs to drive sustainable growth, as well as maximizing the benefit and value of our existing medicines through development programs. We are (i) acquiring, licensing and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, particularly those in our therapeutic areas of focus; (ii) maximizing our pipeline candidates through internal R&D; (iii) expanding our early-stage pipeline through partnerships and collaborations; and (iv) continuing to build out our research capabilities to generate discovery-stage candidates internally. Our R&D pipeline includes more than 20 programs. We announced the initiation of five clinical trials in 2022 and expect to initiate several more in 2023, including a planned Phase 3 program for dazodalibep in Sjögren’s syndrome. In January 2023, we announced the initiation of our daxdilimab discoid lupus erythematosus Phase 2 trial. In May 2023, we announced the initiation of our TEPEZZA chronic/low CAS TED Phase 3 trial in Japan as well as our daxdilimab lupus nephritis Phase 2 trial.

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

We are continuing to actively monitor the possible impacts from the COVID-19 pandemic, including the emergence of new variants of the virus, and may take further actions to alter our business operations as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of patients, healthcare providers and our employees. There is significant uncertainty about the duration and potential impact of the COVID-19 pandemic. This means that our results could change at any time and the contemplated impact of the COVID-19 pandemic on our business results and outlook represents our estimate based on the information available as of the date of this Quarterly Report on Form 10-Q. For further information on the impact of COVID-19 pandemic, refer to “Risk Factors”, included in Item 1A of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2023 and 2022

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

	For the Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(in thousands, except percentages)
Net sales	$832,059	$885,245	$(53,186)	(6)%
Cost of goods sold	208,563	215,062	(6,499)	(3)%
Gross profit	623,496	670,183	(46,687)	(7)%
Operating expenses:
Research and development	134,148	103,132	31,016	30%
Selling, general and administrative	453,354	372,734	80,620	22%
Total operating expenses	587,502	475,866	111,636	23%
Operating income	35,994	194,317	(158,323)	(81)%
Other expense, net:
Interest expense, net	(15,540)	(21,256)	5,716	27%
Foreign exchange gain	91	420	(329)	(78)%
Other expense, net	(1,343)	(742)	(601)	(81)%
Total other expense, net	(16,792)	(21,578)	4,786	22%
Income before benefit for income taxes	19,202	172,739	(153,537)	(89)%
Benefit for income taxes	(35,482)	(31,522)	(3,960)	(13)%
Net income	$54,684	$204,261	$(149,577)	(73)%

Beginning with the third quarter of 2022, we separately present upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the condensed consolidated statement of comprehensive income. Amounts recorded in this line item would have historically been recorded to R&D expenses. We believe the new classification assists users of the financial statements in better understanding the payments incurred to acquire in-process research and development, or IPR&D. Prior period consolidated statements of comprehensive income have been reclassified to conform with the new classification. There were no acquired IPR&D and milestones expenses during the three months ended March 31, 2023 and 2022.

Net sales. Net sales decreased $53.2 million, or 6%, to $832.0 million during the three months ended March 31, 2023, from $885.2 million during the three months ended March 31, 2022. The decrease during the three months ended March 31, 2023 was primarily due to a decrease in TEPEZZA net sales of $96.1 million and a decrease in PENNSAID 2% net sales of $26.2 million due to the impact of generic competition, partially offset by an increase in KRYSTEXXA net sales of $46.3 million and an increase in UPLIZNA net sales of $23.4 million.

The following table reflects net sales by medicine for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
TEPEZZA	$405,317	$501,451	(96,134)	(19)%
KRYSTEXXA	186,981	140,704	46,277	33%
RAVICTI	90,321	78,257	12,064	15%
UPLIZNA	53,829	30,477	23,352	77%
PROCYSBI	50,463	49,571	892	2%
ACTIMMUNE	29,121	31,435	(2,314)	(7)%
PENNSAID 2%	9,194	35,368	(26,174)	(74)%
RAYOS	4,977	13,487	(8,510)	(63)%
BUPHENYL	1,413	2,161	(748)	(35)%
QUINSAIR	296	296	—	0%
DUEXIS	139	1,123	(984)	(88)%
VIMOVO	8	915	(907)	(99)%
Total net sales	$832,059	$885,245	$(53,186)	(6)%

TEPEZZA. Net sales decreased $96.1 million, or 19%, to $405.3 million during the three months ended March 31, 2023, from $501.4 million during the three months ended March 31, 2022. Net sales decreased by approximately $101.4 million due to lower sales volume, partially offset by an increase of $5.3 million due to higher net pricing. In the second half of 2022, we identified certain challenges, including the often-burdensome reimbursement process, that we believe have contributed to slower-than-expected growth of TEPEZZA. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales growth. We continue to execute on several opportunities to address these challenges and accelerate growth, including significantly expanding the size of our TEPEZZA sales force in late 2022 to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending additional time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. In April 2023, we announced positive topline results from our Phase 4 clinical trial in chronic/low CAS TED and received FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration, which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED. We have seen improving trends in patient enrollment forms and patient starts as a result of our strategies and our expansion; however, it is taking longer than initially anticipated for our strategies and our expansion to contribute meaningfully to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $46.3 million, or 33%, to $187.0 million during the three months ended March 31, 2023, from $140.7 million during the three months ended March 31, 2022. Net sales increased by approximately $31.2 million due to volume growth and $15.1 million due to higher net pricing. We expect net sales for KRYSTEXXA to continue to increase in future periods primarily due to the use of KRYSTEXXA with methotrexate following the approval of our sBLA in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate.

RAVICTI. Net sales increased $12.1 million, or 15%, to $90.3 million during the three months ended March 31, 2023, from $78.2 million during the three months ended March 31, 2022. Net sales increased by approximately $8.8 million due to higher net pricing and $3.3 million due to volume growth.

UPLIZNA. Net sales increased $23.4 million, or 77%, to $53.8 million during the three months ended March 31, 2023, from $30.4 million during the three months ended March 31, 2022. Net sales in the United States increased by $22.0 million, which was composed of an increase of $19.2 million due to higher sales volume and $2.8 million due to higher net pricing. The remaining $1.4 million increase in net sales related primarily to revenue and milestone payments from our international partners recognized during the three months ended March 31, 2023.

PENNSAID 2%. Net sales decreased $26.2 million, or 74%, to $9.2 million during the three months ended March 31, 2023, from $35.4 million during the three months ended March 31, 2022. Net sales decreased by approximately $21.9 million due to lower sales volume and by approximately $4.3 million resulting from lower net pricing, as a result of generic competition.

RAYOS. Net sales decreased $8.5 million, or 63%, to $5.0 million during the three months ended March 31, 2023, from $13.5 million during the three months ended March 31, 2022. Net sales decreased by approximately $5.8 million due to lower sales volume and by approximately $2.7 million due to lower net pricing.

Under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, we expect Teva to enter the market with a generic version of RAYOS in 2023. As a result, we expect our net sales for RAYOS to continue declining in future periods.

Due to the impact of the at-risk launch of generic PENNSAID 2% during the year ended December 31, 2022, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansions. In the fourth quarter of 2022, we substantially completed a wind down of our former inflammation business, including active promotion efforts and associated HorizonCares support, for our inflammation medicines. As a result, sales volumes for PENNSAID 2%, RAYOS and DUEXIS declined significantly since the second quarter of 2022 and we expect net sales of our inflammation medicines to be immaterial going forward.

The table below reconciles our gross to net sales for the three months ended March 31, 2023 and 2022 (in millions, except percentages):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,107.0	100.0%	$1,231.5	100.0%
Adjustments to gross sales:
Prompt pay discounts	(6.6)	(0.6)%	(10.2)	(0.8)%
Medicine returns	(6.9)	(0.6)%	(4.4)	(0.3)%
Co-pay and other patient assistance	(32.6)	(2.9)%	(84.8)	(6.9)%
Commercial rebates and wholesaler fees	(38.1)	(3.5)%	(51.3)	(4.2)%
Government rebates and chargebacks	(190.7)	(17.2)%	(195.6)	(15.9)%
Total adjustments	(274.9)	(24.8)%	(346.3)	(28.1)%
Net sales	$832.1	75.2%	$885.2	71.9%

During the three months ended March 31, 2023, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 2.9% from 6.9% during the three months ended March 31, 2022, primarily due to a decreased proportion of PENNSAID 2% and DUEXIS sold. We expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

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

Cost of Goods Sold. Cost of goods sold decreased $6.5 million, or 3%, to $208.6 million during the three months ended March 31, 2023, from $215.1 million during the three months ended March 31, 2022. The decrease in cost of goods sold was primarily due to a decrease in royalty and earnout expense, partially offset by an increase in inventory step-up expense. Royalty and earnout expense decreased by $7.1 million primarily due to royalties and earnouts payable on net sales of TEPEZZA, which decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to lower net sales. Inventory step-up expense increased by $2.5 million related to acquired units of UPLIZNA inventory sold, which increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. As a percentage of net sales, cost of goods sold (excluding intangible amortization expense of $88.3 million during the three months ended March 31, 2023 and $89.3 million during the three months ended March 31, 2022) was 14% during the three months ended March 31, 2023 and 2022.

Research and Development Expenses. R&D expenses increased $31.0 million, or 30%, to $134.1 million during the three months ended March 31, 2023, from $103.1 million during the three months ended March 31, 2022. The increase was primarily due to a $23.8 million increase in clinical trial costs and an increase of $7.0 million in personnel and related costs during the three months ended March 31, 2023 compared to three months ended March 31, 2022, reflecting increased activity in our R&D pipeline.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline, including medicine candidates and development programs acquired in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $80.6 million, or 22%, to $453.3 million during the three months ended March 31, 2023, from $372.7 million during the three months ended March 31, 2022. The increase was primarily due to costs associated with the commercialization of our medicines and global expansion initiatives, including increases of $30.0 million in employee-related expenses and $24.5 million in marketing program costs. In addition, there was a $9.3 million increase in legal costs primarily relating to costs incurred in connection with the Transaction with Amgen, including responding to the FTC’s second request.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Interest expense, net. Interest expense, net, decreased $5.7 million to $15.5 million during the three months ended March 31, 2023, from $21.2 million during the three months ended March 31, 2022. The decrease was primarily due to an increase in interest income of $25.8 million, partially offset by an increase in interest expense of $20.1 million primarily related to increases in interest rates on the portion of our variable interest debt. Refer to Note 12, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

Benefit for Income Taxes. During the three months ended March 31, 2023, we recorded a benefit for income taxes of $35.5 million compared to a benefit for income taxes of $31.5 million during the three months ended March 31, 2022. The increase in benefit for income taxes recorded during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulted primarily from the mix of pre-tax income and losses incurred in various tax jurisdictions, partially offset by a decrease in the tax benefits recognized on share-based compensation.

NON-GAAP FINANCIAL MEASURES

We provide certain non-GAAP financial measures, including EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, transaction-related costs, manufacturing facility start-up costs and restructuring and realignment costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, (gain) loss on equity security investments and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2023	2022
GAAP net income	$54,684	$204,261
Depreciation (1)	6,246	5,852
Amortization and step-up:
Intangible amortization expense (2)	88,614	89,260
Inventory step-up expense (3)	29,743	27,201
Interest expense, net (including amortization of debt discount and deferred financing costs)	15,540	21,256
Benefit for income taxes	(35,482)	(31,522)
EBITDA	159,345	316,308
Other non-GAAP adjustments:
Share-based compensation (4)	58,120	47,300
Transaction-related costs (5)	9,784	—
Manufacturing facility start-up costs (6)	3,476	807
Restructuring and realignment costs (7)	1,822	537
Acquisition/divestiture-related costs (8)	681	1,589
(Gain) loss on equity security investments (9)	(352)	4,646
Total of other non-GAAP adjustments	73,531	54,879
Adjusted EBITDA	$232,876	$371,187

	For the Three Months Ended March 31,
	2023	2022
GAAP net income	$54,684	$204,261
Non-GAAP adjustments:
Depreciation (1)	6,246	5,852
Amortization and step-up:
Intangible amortization expense (2)	88,614	89,260
Amortization of debt discount and deferred financing costs (10)	1,471	1,577
Inventory step-up expense (3)	29,743	27,201
Share-based compensation (4)	58,120	47,300
Transaction-related costs (5)	9,784	—
Manufacturing facility start-up costs (6)	3,476	807
Restructuring and realignment costs (7)	1,822	537
Acquisition/divestiture-related costs (8)	681	1,589
(Gain) loss on equity security investments (9)	(352)	4,646
Total of pre-tax non-GAAP adjustments	199,605	178,769
Income tax effect of pre-tax non-GAAP adjustments (11)	(59,943)	(67,212)
Total non-GAAP adjustments	139,662	111,557
Non-GAAP net income	$194,346	$315,818

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	228,397,661	229,094,311

Non-GAAP Earnings Per Share – Basic
GAAP earnings per share – Basic	$0.24	$0.89
Non-GAAP adjustments	0.61	0.49
Non-GAAP earnings per share – Basic	$0.85	$1.38

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	228,397,661	229,094,311
Ordinary share equivalents	5,390,705	6,859,007
Weighted average ordinary shares – Diluted	233,788,366	235,953,318

Non-GAAP Earnings Per Share – Diluted
GAAP earning per share – Diluted	$0.23	$0.87
Non-GAAP adjustments	0.60	0.47
Non-GAAP earnings per share – Diluted	$0.83	$1.34
(1)
Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.
(2)
Intangible amortization expenses are primarily associated with our developed technology related to TEPEZZA, KRYSTEXXA, RAVICTI, UPLIZNA, PROCYSBI, ACTIMMUNE, RAYOS and BUPHENYL.
(3)
During the three months ended March 31, 2023 and 2022, we recognized $29.7 million and $27.2 million in cost of goods sold, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela Bio, Inc. acquisition. Refer to Note 4, Inventories, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.
(4)
Represents share-based compensation expense associated with RSU and PSU grants to our employees and non-employee directors, and our employee share purchase plan.
(5)
Primarily represents transaction-related costs, including, advisory, legal and consulting costs, incurred in connection with the Transaction with Amgen, including responding to the FTC’s second request.
(6)
During the three months ended March 31, 2023 and 2022, we recorded $3.5 million and $0.8 million, respectively, of manufacturing facility start-up costs related to our drug product biologics manufacturing facility in Waterford, Ireland.
(7)
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
(9)
We held investments in equity securities with readily determinable fair values of $7.4 million and $8.5 million as of March 31, 2023 and 2022, respectively, which are included in other long-term assets in the condensed consolidated balance sheet. For the three months ended March 31, 2023 and 2022, we recognized a net unrealized gain of $0.4 million and a net unrealized loss of $4.6 million, respectively, due to the change in fair value of these securities.
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

As of March 31, 2023, we had retained earnings of $644.7 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be offset by higher net sales and gross profits in future periods. Additionally, we expect that our R&D and IPR&D and milestones expenses will continue to increase as we acquire or develop more development-stage medicine candidates and advance our candidates through the clinical development and regulatory approval processes. In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

We are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA, primarily for 2023 and beyond. As of March 31, 2023, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €100.2 million ($108.4 million converted at a Euro-to-Dollar exchange rate as of March 31, 2023 of 1.0820), to be delivered through March 2025.

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet anticipated increases in demand.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($46.8 million when converted using a CHF-to-Dollar exchange rate at March 31, 2023 of 1.0893).

In July 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen Pharma Limited for $67.9 million. We expect to incur approximately $30.0 million in capital expenditures during 2023 in order to prepare the drug product facility to manufacture the first medicine for commercial use, which, assuming the timely receipt of regulatory approvals, we anticipate to occur in the second half of 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. Based on our current operating plan, we do not anticipate making significant investments in building a drug substance biologics manufacturing facility during 2023.

On June 18, 2021, we entered into a global agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, for HZN-457, a discovery-stage investigational RNA interference therapeutic being developed by Arrowhead as a potential treatment for uncontrolled gout. Under the terms of the agreement, we paid Arrowhead an upfront cash payment of $40.0 million in July 2021 and agreed to pay additional potential future milestone payments of up to $660.0 million contingent on the achievement of certain development, regulatory and commercial milestones, and low to mid-teens royalties on worldwide calendar year net sales of licensed medicines. In addition, we recognized a $15.0 million development milestone in the fourth quarter of 2022. The $15.0 million development milestone was subsequently paid in the first quarter of 2023.

We are committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of March 31, 2023, the total carrying amount of our investments in these funds was $27.2 million, which is included in other long-term assets in the condensed consolidated balance sheet, and our total future commitments to these funds are $34.0 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of March 31, 2023, we had $2.3 billion in cash and cash equivalents and total debt with a book value of $2.6 billion and face value of $2.6 billion. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q. Because of the short-term maturities of our cash equivalents, we do not believe that a change in interest rates or the risk relating to recent bank failures would have any material negative impact on the fair value of our cash equivalents. We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of the COVID-19 pandemic, recent bank failures, global macro-economic issues or inflationary pressures.

We have a significant amount of debt outstanding on a consolidated basis. For a description of our debt agreements, refer to Note 12, Debt Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q. This substantial level of debt could have important consequences to our business, including, but not limited to: making it more difficult for us to satisfy our obligations; requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, R&D and future business opportunities; limiting our ability to obtain additional financing, including borrowing additional funds; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions, including rising interest rates and recent bank failures; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a disadvantage as compared to our competitors, to the extent that they are not as highly leveraged. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.

In addition, the indenture governing our 5.5% Senior Notes due 2027, or 2027 Senior Notes, and our Credit Agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things, pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments, incur additional debt and issue certain preferred stock, incur liens on assets, engage in certain asset sales or merger transactions, enter into transactions with affiliates, designate subsidiaries as unrestricted subsidiaries; and allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

On April 18, 2023, in connection with the potential closing of the Transaction, Horizon Therapeutics USA, Inc., our wholly owned subsidiary, or the Issuer, directed U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to give a notice of the Issuer’s intent, in accordance with the indenture governing the 2027 Senior Notes, to redeem in full the aggregate principal amount of our outstanding 2027 Senior Notes. The redemption is conditioned on, among other things, the consummation of the Transaction.

On April 25, 2022, we entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. The agreements effectively fix LIBOR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of our senior secured term loans borrowed under our Credit Agreement in December 2019 and March 2021. Refer to Note 13, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

During the three months ended March 31, 2023, we issued an aggregate of 1.3 million of our ordinary shares in connection with stock option exercises and the vesting of restricted stock units and performance stock units. We received a total of $3.4 million in net proceeds in connection with such issuances. During the three months ended March 31, 2023, we made payments of $87.5 million for employee withholding taxes relating to vesting of share-based awards.

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash, cash equivalents and restricted cash	$2,316,400	$1,647,265
Cash provided by (used in):
Operating activities	86,323	215,791
Investing activities	(41,751)	(40,724)
Financing activities	(88,128)	(110,037)

Operating Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2023 of $86.3 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to government rebates and patient assistance costs for our medicines, payments for inventory, payments related to selling, general and administrative expenses and payments related to R&D expenses.

During the three months ended March 31, 2022, net cash provided by operating activities of $215.8 million were favorably impacted by higher net sales offset by the timing of working capital cash flows.

Investing Cash Flows

Net cash used in investing activities during the three months ended March 31, 2023 of $41.8 million was primarily attributable to payments related to purchases of property, plant and equipment of $24.1 million and milestone-based development funding of $15.0 million paid to Arrowhead in the first quarter of 2023. Refer to Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2022, net cash used in investing activities of $40.7 million was primarily attributable to an upfront payment of $25.0 million paid to Alpine Immune Sciences, Inc. in the first quarter of 2022 relating to an exclusive license agreement entered into in December 2021 and payments related to purchases of property, plant and equipment of $14.2 million.

Financing Cash Flows

Net cash used in financing activities during the three months ended March 31, 2023 of $88.1 million was primarily attributable to $87.5 million in payments of employee withholding taxes relating to share-based awards, partially offset by $3.4 million in proceeds from the issuance of ordinary shares in connection with stock option exercises.

During the three months ended March 31, 2022, net cash used in financing activities of $110.0 million was primarily attributable to $115.1 million in payments of employee withholding taxes relating to share-based awards, partially offset by $9.1 million in proceeds from the issuance of ordinary shares in connection with stock option exercises.

Financial Condition as of March 31, 2023 Compared to December 31, 2022

Accounts receivable, net. Accounts receivable, net decreased $51.6 million, from $676.3 million as of December 31, 2022 to $624.7 million as of March 31, 2023. The decrease was primarily due to lower gross sales of our medicines during the first quarter of 2023 when compared to the fourth quarter of 2022.

Developed technology and other intangible assets, net. Developed technology and other intangible assets, net decreased $88.6 million, from $2,664.8 million as of December 31, 2022 to $2,576.2 million as of March 31, 2023, primarily related to $88.3 million of amortization of developed technology recorded during the three months ended March 31, 2023.

Accounts Payable. Accounts payable decreased $79.2 million, from $155.8 million as of December 31, 2022 to $76.6 million as of March 31, 2023. The decrease was primarily due to the timing of payments, including a decrease of $68.1 million in accounts payable related to government rebates, co-pay and patient assistance costs and commercial rebates and wholesaler fees.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $70.4 million from $342.0 million as of December 31, 2022 to $271.6 million as of March 31, 2023, primarily due to a benefit for income taxes recognized during the three months ended March 31, 2023.

Contractual Obligations

As of March 31, 2023, there were no material changes to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as described in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2023, there were no significant changes in our application of our critical accounting policies. A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate. Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the 2026 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to the London Inter-Bank Offered Rate, or LIBOR, plus 2.25% per annum (subject to a 0.00% LIBOR floor), or the adjusted base rate plus 1.25% per annum with a step-down to LIBOR plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. The adjusted base rate is defined as the greatest of (a) LIBOR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%. Our 2026 Term Loans are borrowed in LIBOR. The one-month LIBOR rate as of April 24, 2023, which was the most recent date the interest rate on the 2026 Term Loans was fixed, was 5.06%, and as a result, the interest rate on our 2026 Term Loans is currently 7.06% per annum. Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to LIBOR, plus 2.00% per annum (subject to a 0.50% LIBOR floor), or the adjusted base rate plus 1.00% per annum with a step-down to LIBOR plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. Our 2028 Term Loans are based on LIBOR. The one-month LIBOR rate as of April 24, 2023, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 5.06%, and as a result, the interest rate on our 2028 Term Loans is currently 6.81% per annum. As of March 31, 2023, the Revolving Credit Facility was undrawn. Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, intended to phase out the use of LIBOR by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023, for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our Credit Agreement.

As of March 31, 2023, an increase in the LIBOR of 100 basis points above the current LIBOR rate, which includes the effect of the two interest rate swaps entered into in the second quarter of 2022, would increase our interest expense related to the Credit Agreement by $12.0 million per year.

The goals of our investment policy are to preserve capital, fulfill liquidity needs and maintain fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds, time deposits and U.S. federal government securities. Because of the short-term maturities of our cash equivalents, we do not believe that a change in interest rates or risk relating to recent bank failures would have any material negative impact on the fair value of our cash equivalents.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale biopharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of March 31, 2023 and December 31, 2022, our top four customers accounted for approximately 93% and 94% of our total outstanding accounts receivable balances, respectively. Given the size and creditworthiness of the customers, we have not experienced and do not expect to experience material credit related losses with such customers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2023, there have been no material changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Failure to complete, or delays in completing, the pending transaction with Amgen Inc., or Amgen, announced on December 12, 2022 could materially and adversely affect our results of operations and our share price.
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

Risk Factors

You should consider carefully the risks described below, together with all of the other information included in this report, and in our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in or continue to hold our ordinary shares. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our ordinary shares to decline, resulting in a loss of all or part of your investment. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Risks Relating to Our Pending Transaction with Amgen

Failure to complete, or delays in completing, the pending transaction with Amgen announced on December 12, 2022 could materially and adversely affect our results of operations and our share price.*

On December 12, 2022, we announced that we entered into a transaction agreement with Amgen and Pillartree Limited, or Pillartree, a wholly owned subsidiary of Amgen. Subject to the terms of the transaction agreement, Pillartree will acquire our company, or the Transaction, pursuant to a scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland, or the Scheme, or under certain circumstances, subject to the terms of the transaction agreement, a takeover offer (as such term is defined in the Irish Takeover Rules) rather than the Scheme. As a result of the Scheme, we would become a wholly owned subsidiary of Amgen. Consummation of the Transaction is subject to certain closing conditions, some of which are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the Transaction. In connection with the Transaction, we and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria. On January 30, 2023, we and Amgen received a request for additional information and documentary materials, or a second request, from the Federal Trade Commission, or FTC, in connection with the FTC’s review of the Transaction. We and Amgen have been working cooperatively with the FTC in its review and will continue to do so. We cannot predict with certainty whether and when any of the required closing conditions, including receiving required regulatory clearances, will be satisfied or if additional uncertainties may arise and cannot guarantee that we will be able to successfully consummate the pending Transaction as currently contemplated under the transaction agreement or at all. Under certain limited circumstances in which the Transaction is not consummated, we may be required to reimburse Amgen for up to $278.4 million in third party costs and expenses incurred in connection with the Transaction. Risks related to the failure of the pending Transaction to be consummated include, but are not limited to, the following:

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

Additionally, the retention of our employees, hiring of new qualified employees and the performance of our employees have been negatively affected during the pendency of the Transaction as employees or prospective employees face uncertainty about their future roles following completion of the Transaction.

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

The ability to complete the Transaction is subject to the receipt of consents and clearances from government entities, which may impose conditions that could have an adverse effect or could cause either party to abandon the Transaction.*

The Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the receipt of required antitrust clearance in the United States, and the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of each party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. On January 30, 2023, we and Amgen received a second request from the FTC in connection with the FTC’s review of the Transaction. The second request, and any further inquiries or actions from the FTC, could have the effect of substantially delaying, imposing restrictions on, or impeding or precluding the completion of the Transaction. In conducting its review, the FTC will consider the effect of the Transaction on competition and take such action under the antitrust laws as it deems necessary or desirable in the public interest. The FTC may take steps to prevent the Transaction, or condition its clearance of the Transaction on Amgen’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Amgen’s business following the Transaction. These requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Transaction.

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
•
the extent and duration of public health epidemics or outbreaks, including the extent to which physicians and patients delay visits or writing or filling prescriptions for our medicines and the extent to which operations of healthcare facilities, including infusion centers, are reduced;
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

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. Our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for more effective use through clinical trials, as well as opportunities for commercialization outside of the United States. Our comprehensive commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA. We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity and the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA, including through the expansion of our TEPEZZA commercial team and targeting ophthalmologists and endocrinologists; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; (v) pursuing more timely access to TEPEZZA for TED patients; (vi) educating physicians and payors on the effectiveness of TEPEZZA in patients with chronic/low clinical activity score, or CAS, TED, including through the results of our recently-completed Phase 4 clinical trial in this patient population and FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration; and (vii) pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, the use of KRYSTEXXA with methotrexate following the approval of our supplemental biologics license application, in July 2022, as well as development efforts to further evaluate uses and ways of enhancing the patient experience of KRYSTEXXA.

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

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States. As a medicine launched for a disease that had no previously approved treatments, successful commercialization of TEPEZZA is subject to many risks. While we believe the launch of TEPEZZA was one of the most successful launches to date for a rare disease treatment, there are numerous examples of failures to meet high expectations of market potential, including by biopharmaceutical companies with more experience and resources than us. We will need to continue training and developing our U.S. commercial team in order to continue successfully commercializing TEPEZZA. There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms. In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine or may not have significant experience managing patients on medications like TEPEZZA and may not otherwise be able or willing to refer their patients to third-party infusion centers or other healthcare providers, which may discourage them from treating their patients with TEPEZZA. We identified certain challenges, including the often-burdensome reimbursement process, that we believe have contributed to slower-than-expected growth of TEPEZZA. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales growth. We continue to execute on several opportunities to address these challenges and accelerate growth, including significantly expanding the size of our TEPEZZA sales force in late 2022 to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending additional time and focus on the reimbursement process to more effectively support the patient access journey. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. In April 2023, we announced positive topline results from our Phase 4 clinical trial in chronic/low CAS TED and received FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration, which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED. We have seen improving trends in patient enrollment forms and patient starts as a result of our strategies and our expansion; however, it is taking longer than initially anticipated for our strategies and our expansion to contribute meaningfully to TEPEZZA net sales growth and we cannot otherwise be certain that our strategies will be successful in overcoming these challenges or that new challenges to TEPEZZA adoption will not arise. In addition, if the patient population suffering from TED or that is appropriate for treatment with TEPEZZA is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA for the full course of therapy, the commercial potential of TEPEZZA will be limited. Our ability to continue TEPEZZA supply could be impacted by additional government-mandated vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA. Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA. If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to sustain profitability will be harmed.

We are dependent on wholesale distributors for distribution of our medicines in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the three months ended March 31, 2023, four wholesale distributors accounted for substantially all of our sales in the United States. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations. In addition, net sales of our medicines may be affected by end customer buying patterns and fluctuations in wholesaler inventory levels.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a global biotechnology company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. As of March 31, 2023, we had approximately 370 sales representatives and sales management in the field. Due to the impact of the at-risk launch of generic PENNSAID 2% and wind down of our former inflammation business during 2022, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansions. We may encounter difficulties transitioning sales representatives from promoting our inflammation medicines to promoting TEPEZZA and KRYSTEXXA, or in hiring additional qualified sales representatives. The pending Transaction with Amgen has also made it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the Transaction will close and impact of the Transaction on our employees. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire if the Transaction is not completed will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully expand this capability.

As we continue to add medicines through development efforts and acquisition transactions (assuming the Transaction is not completed) and execute on our international expansion initiatives, the members of our sales force may have limited experience promoting certain of our medicines. To the extent we employ an acquired entity’s sales forces to promote acquired medicines, we may not be successful in continuing to retain these employees and we otherwise will have limited experience marketing these medicines under our commercial organization. In addition, prior to completing the acquisition of Viela Bio, Inc., or Viela, in March 2021, we had no experience as an organization commercializing UPLIZNA. We are required to expend significant time and resources to train our sales force to be credible and able to educate physicians on the benefits of prescribing and pharmacists dispensing our medicines. In addition, we must train our sales force to ensure that a consistent and appropriate message about our medicines is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple medicines when we call on physicians and their office staff. We have experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to recruit and retain qualified personnel outside of the United States, we may not be able to execute our global expansion strategy successfully. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of our medicines and their proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize our medicines could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

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

Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our medicines. Third-party payers may limit coverage to specific medicines on an approved list, also known as a formulary, which might not include all of the FDA-approved medicines for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a medicine does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payer’s decision to cover a particular medicine does not ensure that other payers will also provide coverage for the medicine, or will provide coverage at an adequate reimbursement rate. Even though we have contracts with some pharmacy benefit managers, or PBMs, in the United States for some of our non-infused medicines, that does not guarantee that they will perform in accordance with the contracts, nor does that preclude them from taking adverse actions against us, which could materially adversely affect our operating results. In addition, the existence of such PBM contracts does not guarantee coverage by such PBM’s contracted health plans or adequate reimbursement to their respective providers for our medicines. For example, some PBMs have placed some of our medicines on their exclusion lists from time to time, which has resulted in a loss of coverage for patients whose healthcare plans have adopted these PBM lists. Additional healthcare plan formularies may also exclude our medicines from coverage due to the actions of certain PBMs, future price increases we may implement, our use of our patient assistance programs or other programs whereby we assist qualified patients with certain out-of-pocket expenditures for our medicines, including donations to patient assistance programs offered by charitable foundations, or any other co-pay programs, or other reasons. If our strategies to mitigate formulary exclusions are not effective, these events may reduce the likelihood that physicians prescribe our medicines and increase the likelihood that prescriptions for our medicines are not filled.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.*

Following the result of a referendum in 2016, the United Kingdom, or UK, left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 during which EU rules continued to apply. The UK and the EU have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland has continued to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland has continued, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission no longer encompasses Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. On February 27, 2023, the European Commission and the UK government reached a political agreement in principle, commonly referred to as the “Windsor Framework”. The purpose of the agreement is to establish a set of joint solutions that would allow goods to be traded between Great Britain and Northern Ireland and between Northern Ireland and Ireland while ensuring the integrity of the EU Single Market. New legislation must be passed by the UK and the EU in order to implement the provisions of the Windsor Framework, including those that relate to medicinal products. The Windsor Framework provides, however, that medicinal products to be placed on the market in Northern Ireland will be authorized solely in accordance with UK laws.

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

Since Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations and Northern Ireland may not, as a result of the Windsor Framework, be in the future our medicine candidates require a separate marketing authorization for Great Britain (or, once Northern Ireland is no longer covered by the EU procedures, the UK), which involves additional administrative burden. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EEA for our medicine candidates, which could significantly and materially harm our business.

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

We rely on AGC Biologics A/S (formerly known as CMC Biologics A/S), or AGC Biologics, as our exclusive manufacturer of TEPEZZA drug substance and Catalent Indiana, LLC, or Catalent, and Patheon Pharmaceuticals Inc., or Patheon (the contract development and manufacturing services organization of Thermo Fisher Scientific), as our manufacturers for TEPEZZA drug product. In December 2020, pursuant to the Defense Production Act of 1950, or DPA, Catalent was ordered to prioritize certain COVID-19 vaccine manufacturing, resulting in the cancellation of previously guaranteed and contracted TEPEZZA drug product manufacturing slots, which were required to maintain TEPEZZA supply. To offset the reduced slots allowed by the DPA and Catalent, we accelerated plans to increase the production scale of TEPEZZA drug product. In March 2021, the FDA approved a prior approval supplement to the TEPEZZA biologics license application, or BLA (which was previously approved in January 2020), giving us authorization to manufacture more TEPEZZA drug product in a batch resulting in an increased number of vials with each manufacturing slot. We commenced resupply of TEPEZZA to the market in April 2021, but we cannot guarantee that our future contracted TEPEZZA manufacturing slots at Catalent will not be rescheduled or canceled as a result of additional U.S. government-mandated vaccine production orders. In December 2021, we received FDA approval for our second drug product filling site at Patheon, on lines where COVID-19 products are not filled to ensure more reliable and consistent supply of TEPEZZA. While we do not currently expect COVID-19 vaccine activities by our contract manufacturers to impact the future supply of our medicines, similar circumstances to those at Catalent in December 2020 could arise in the future and could result in supply disruption to our medicines. Further, if AGC Biologics fails to supply TEPEZZA drug substance or if Catalent and Patheon fail to supply TEPEZZA drug product for a period beyond our current expectation or any manufacturer is otherwise unable to meet our volume requirements due to unexpected market demand for TEPEZZA, it may lead to further TEPEZZA supply constraints.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them potential significant side effects, their off-label use could reduce or delay treatment with TEPEZZA among the addressable patient population. Viridian Therapeutics, Inc., or Viridian, is pursuing development of three anti-IGF-1R monoclonal antibodies for TED (VRDN-001, VRDN-002 and VRDN-003). In August 2022, Viridian announced positive initial clinical data from the first cohort, 10mg/kg, of the ongoing Phase 1/2 clinical trial for an IGF-1R monoclonal antibody VRDN-001, in patients with TED. On November 14, 2022 and January 8, 2023, Viridian announced positive data for their second and third cohorts, 20mg/kg and 3mg/kg, respectively, of the ongoing Phase 1/2 trial showing improvements in signs and symptoms of TED after two infusions. In addition, in the fourth quarter of 2022, Viridian enrolled the first patient in its THRIVE Phase 3 trial of VRDN-001 with active TED. Viridian has initiated a Phase 2 trial with a subcutaneous version of VRDN-002 in the fourth quarter of 2022. Viridian also announced plans to file an investigational new drug, or IND, application for VRDN-003 in the second quarter of 2023 and subsequently begin a Phase 1 trial in healthy volunteers with topline results expected by the end of 2023. In March 2023, Viridian announced it is conducting a Phase 1 trial of a subcutaneous formulation of VRDN-001 in healthy volunteers, with topline results expected by the end of 2023. In addition, Sling Therapeutics, Inc. is conducting a Phase 2b study of an oral IGF-1R for the treatment of moderate-to-severe TED and Novartis AG is conducting a Phase 3 trial of Cosentyx® (secukinumab, interleukin-17A inhibitor) in moderate-to-severe TED. Immunovant Inc., or Immunovant, initiated two Phase 3 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy, in the fourth quarter of 2022. Immunovant also began patient recruitment in the Phase 3 trial of batoclimab (FcRni). On January 5, 2023, Acelyrin, Inc., or Acelyrin, announced the acquisition of ValenzaBio Inc., or ValenzaBio. Previously, ValenzaBio received IND clearance and subsequently had begun a Phase 1 trial in the first half of 2022 with VB421, an anti-IGF-1R monoclonal antibody designed for subcutaneous use. In January 2023, Acelyrin also initiated a Phase 1/2 trial in active TED. Argenx SE announced a registrational trial of efgartigimod for the treatment of TED due to begin in the fourth quarter of 2023.

While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 clinical program of a candidate for the treatment of chronic refractory gout. In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate. In August 2022, Selecta announced the completion of enrollment for both DISSOLVE trials, the two clinical studies of the Phase 3 DISSOLVE development program of SEL-212 for chronic refractory gout. In March 2023, Selecta and Sobi announced positive topline data from the DISSOLVE trials. Sobi intends to file a BLA in the first half of 2024. SEL-212 is a combination of Selecta’s ImmTOR immune tolerance platform and a therapeutic uricase enzyme (pegadricase).

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. PROCYSBI received ten years of market exclusivity for the treatment of nephropathic cystinosis, through 2023, as an orphan drug in the EEA and UK. PROCYSBI received seven years of market exclusivity, until December 22, 2024, for patients one year of age to less than two years of age as an orphan drug in the United States. TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027. In addition, UPLIZNA was granted orphan drug exclusivity for the treatment of NMOSD, which we expect will provide orphan drug marketing exclusivity in the United States until June 2027. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. Outside the United States, similar limitations regarding orphan drugs also exist. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.

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

We have experienced growth and expanded the size of our organization substantially, including in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of March 31, 2023, we employed approximately 2,145 full-time employees, including approximately 370 sales representatives and sales management, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. We have experienced additional turnover and difficulties in hiring new employees as a result of the pending Transaction with Amgen. Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among biopharmaceutical businesses.

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

We face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, we may not be successful in our efforts to engage in certain strategic transactions due to the pending Transaction and the restrictions under the transaction agreement with Amgen, or because our financial resources may be insufficient and/or third parties may not view our commercial and development capabilities as being adequate. Further, increasing regulatory scrutiny of acquisitions may limit our ability to pursue certain acquisitions where we have potentially competing products or clinical programs. We may not be able to expand our business or realize our strategic goals if we do not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that following any of our recent acquisition transactions or any other strategic transaction, we will achieve the anticipated revenues, net income or other benefits that we believe justify such transactions. In addition, any failures or delays in entering into strategic transactions anticipated by analysts or the investment community, including any failures to capitalize on opportunistic strategic transactions due to the restrictions under the transaction agreement with Amgen in the event the Transaction is not ultimately consummated, could seriously harm our consolidated business, financial condition, results of operations or cash flow.

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may adversely impact our industry, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

The commercialization of our medicines has been and may in the future be adversely impacted by COVID-19 and actions taken to slow its spread. For example, patients have postponed visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees have become generally unavailable and there have been disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our medicines to be prescribed, reimbursed and administered to patients. In addition, due to reduced willingness of patients to visit physician offices and infusion centers, sales of TEPEZZA, KRYSTEXXA and UPLIZNA have been negatively impacted, and this impact may continue in future quarters while COVID-19 continues to impact healthcare activities and patient visits. In the first half of 2022, demand for TEPEZZA, KRYSTEXXA and UPLIZNA was negatively impacted by the omicron variant of COVID-19. New COVID-19 variants continue to emerge and we cannot predict if or when other similar disease outbreaks will emerge that cause similar disruptions.

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

In addition, our clinical trials have been and may in the future be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays due to staffing shortages or prioritization of hospital and healthcare resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against or as a result of contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if healthcare services are interrupted due to COVID-19. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct R&D expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. Unless U.S. Treasury issues regulations that narrow the application of this provision to a smaller subset of our R&D expenses or the provision is deferred, modified, or repealed by Congress, this provision could materially decrease our cash flows from operations with an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of R&D expenses we will incur and whether we conduct our R&D activities inside or outside the United States.

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

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

In addition, drug pricing by biopharmaceutical companies in the United States has come under increased scrutiny. Specifically, there have been several recent state and U.S. congressional inquiries into pricing practices by biopharmaceutical companies.

In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. These models target Medicare Part D, cell and gene therapies, and drugs approved on the accelerated approval pathway. It is unclear whether the models will be utilized in any health reform measures in the future.

Congress continues to seek new legislative and/or administrative measures to control drug costs. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the IRA directs the HHS Secretary to establish a Drug Price Negotiation Program, or Program, to lower prices for certain high-expenditure, single-source prescription drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for prescription drugs and at least 11 years for biologics when the drug or biologic, as applicable, is eligible for selection for the Program. Under the Program, the HHS Secretary will publish a list of “selected drugs,” and will then negotiate maximum fair prices with their manufacturers. The Program will be implemented in stages. Beginning in 2026, 10 Medicare Part D “selected drugs” will be subject to price negotiations. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Medicare Part B and Part D. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95%, or they have the option to withdraw from the Medicare and Medicaid markets. Orphan drugs approved for only one rare disease or condition, among others, are exempt from negotiation. Further, the IRA now requires manufacturers that increase prices of certain Medicare Part B drugs or biologics at a rate greater than inflation to pay rebates to CMS or be subject to civil monetary penalties and similar rules are scheduled to go into effect as early as July 2024 for certain Part D drugs and biologics. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The IRA is likely to have a significant negative impact on the pharmaceutical industry.

In EU countries and Japan, legislators, policymakers, and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment. Certain of these changes could impose limitations on the prices we will be able to charge for our medicines and any approved medicine candidates or the amounts of reimbursement available for these medicines from governmental agencies or third-party payers, may increase the tax obligations on biopharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our medicines.

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

Compliance with these laws, including the development of a comprehensive compliance program, is difficult, costly and time consuming. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. These risks may be increased where there are evolving interpretations of applicable regulatory requirements, such as those applicable to manufacturer co-pay programs. Biopharmaceutical manufacturer co-pay programs, including biopharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations, are the subject of ongoing litigation, enforcement actions and settlements (involving other manufacturers and to which we are not a party) and evolving interpretations of applicable regulatory requirements and certain state laws, and any change in the regulatory or enforcement environment regarding such programs could impact our ability to offer such programs. Other recent legislation and regulatory policies contain provisions that disincentivize the use of co-pay coupons by requiring their value to be included in average sales price or best price calculations, potentially lowering reimbursement for drugs with a high use of copay coupons in Medicare Part B and Medicaid. If we are unsuccessful with our co-pay programs, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors, or be subject to significant penalties. We are engaged in various business arrangements with current and potential customers, and we can give no assurance that such arrangements would not be subject to scrutiny under such laws, despite our efforts to properly structure such arrangements. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend our business activities against enforcement or litigation. Further, we cannot give any assurances that prior business activities or arrangements of other companies that we acquire will not be scrutinized or subject to enforcement or litigation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have an impact on our business, including the imposition of significant civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or comparable foreign programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our clinical trials evaluating TEPEZZA for the treatment of active TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache, dry skin, weight decreased, nail disorder, and menstrual disorders. While our post-marketing studies and pharmacovigilance reporting data have shown similar rates of hearing impairment as compared to the TEPEZZA pivotal clinical trials, which is reflected in the FDA-approved label, there have been third party reports that have purported to show higher rates of hearing impairment. In addition, a recent analysis of safety data as part of our ongoing pharmacovigilance program indicated a signal of hearing impairment events of greater severity, in limited cases, than those observed in the TEPEZZA pivotal clinical trials. Based on this analysis, we are discussing with the FDA potential updates to the TEPEZZA label to further characterize the range of events reported. To the extent healthcare providers or patients become concerned with adverse events associated with TEPEZZA, including the potential for hearing impairment, it could negatively impact our ability to increase adoption of the medicine. With respect to KRYSTEXXA, the most commonly reported adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. When administering KRYSTEXXA with methotrexate, the most commonly reported adverse events in the MIRROR randomized control trial were gout flares, arthralgia, COVID-19, nausea and fatigue. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache. With respect to UPLIZNA, the most common adverse reactions across both the randomized and open-label treatment in our N-MOmentum trial for UPLIZNA were urinary tract infection, nasopharyngitis, arthralgia, upper respiratory tract infection, headache, back pain, and infusion related reaction. The most common infections reported by treated patients in the randomized and open-label periods included urinary tract infection, nasopharyngitis, upper respiratory tract infection and influenza. In addition, three deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to UPLIZNA by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. The third death was due to COVID-19 pneumonia and was considered unrelated to UPLIZNA by the investigator. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of UPLIZNA in order to establish an adequate safety database. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue.

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
•
regulatory authorities may withdraw, suspend or vary their approval of the medicine or place restrictions on the way it is prescribed;
•
we may be required to change the way the medicine is administered, conduct additional clinical trials or change the labeling of the medicine or implement a risk evaluation and mitigation strategy; and
•
we may be subject to increased exposure to recent and potential future product liability and/or personal injury claims.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, while we have announced that dazodalibep met the primary endpoint in a Phase 2 clinical trial in Sjögren’s syndrome in both populations and that we plan on initiating a Phase 3 development program in this indication, there is no assurance that dazodalibep will demonstrate similar results in the planned Phase 3 trials, or demonstrate successful results in our planned trial in focal segmental glomerulosclerosis. As another example, while TEPEZZA is approved in the United States in TED and we have also recently announced that TEPEZZA met the primary endpoint in a Phase 4 clinical trial in chronic/low CAS TED, there is no assurance that TEPEZZA will demonstrate similar results in our ongoing Phase 3 trials in Japanese patients.

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

Our clinical trials have been and may also in the future be affected by COVID-19 or other public health epidemics or outbreaks. For example, while the clinical trial has since completed, we experienced enrollment delays in our TEPEZZA clinical trial in chronic/low CAS TED due to the impacts of the omicron variant of COVID-19. We also experienced enrollment delays in our UPLIZNA clinical trial in myasthenia gravis due to government ordered COVID-19 lockdowns in China, combined with other negative impacts related to the conflict in Ukraine. As a result, we expect topline data for our clinical trial of UPLIZNA in myasthenia gravis in 2024. The availability of supplies needed for the conduct of preclinical studies and clinical trials may be impacted by COVID-19 supply disruptions. For example, we depend on the availability of non-human primates to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of non-human primates available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. If the shortage continues, this could substantially increase the cost of conducting our preclinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. In addition, if patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or impacted by local disruptions, the integrity of data from our trials may be compromised or not accepted by the FDA or other comparable foreign regulatory authorities, which would represent a significant setback for the applicable program.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct, or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, and ability to produce, sell and distribute our medicines. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks, malware, denial-of-service attacks, ransomware, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss or misuse of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Further, as the majority of our employees work remotely for some portion of their jobs in our hybrid work environment, this has increased risk to our information technology systems and data with the utilization of network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020, which became effective January 1, 2023, expanded the CCPA’s requirements and establish a new regulatory agency to implement and enforce the law. Further, Virginia enacted the Virginia Consumer Data Protection Act, which became effective January 1, 2023, Colorado passed the Colorado Privacy Rights Act, effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act, effective July 1, 2023, and Utah passed the Utah Consumer Privacy Act, effective December 31, 2023. A number of other proposals exist for new federal and state privacy legislation that could increase our potential liability, increase our compliance costs, and affect our ability to collect and use personal information. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation, or the EU GDPR, and the UK’s GDPR, impose strict requirements for processing personal data, and violators of these laws face significant penalties. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, current and potential future bank failures, the military conflict between Ukraine and Russia, actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have at times experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. In particular, rising interest rates have made debt financing more expensive which may limit our ability to finance future acquisitions through additional borrowing. In addition, the transaction agreement with Amgen contains restrictions on our ability to incur additional indebtedness or issue new equity in connection with financing activities or otherwise. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our medicines or medicine candidates or one or more of our other R&D initiatives, or delay, cut back or abandon our plans to grow the business through acquisitions. We also could be required to:

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of March 31, 2023, we had $2.6 billion book value, or $2.6 billion aggregate principal amount of indebtedness, including $2.0 billion in secured indebtedness.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, bank failures, actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, government efforts to stimulate economic activity in the face of the COVID-19 pandemic have caused interest rates to fluctuate and created uncertainty as to future fluctuations. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive.

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

We generally have broad discretion in the use of our cash and may not use it effectively.*

Subject to the restrictions under the transaction agreement with Amgen, our management has broad discretion in the application of our cash, and investors will be relying on the judgment of our management regarding the use of our cash. Our management may not apply our cash in ways that ultimately increase the value of any investment in our securities. We expect to use our existing cash to fund commercialization activities for our medicines, to potentially fund additional medicine, medicine candidate or business acquisitions, to potentially fund additional regulatory approvals of certain of our medicines, to potentially fund development, life cycle management or manufacturing activities of our medicines and medicine candidates, to potentially fund share repurchases, and for working capital, milestone payments, capital expenditures and general corporate purposes. We may also invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our ordinary shares to decline.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

From time to time, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread, bank failures, actual or anticipated changes in interest rates and economic inflation, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon commercialization or development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2023, we had $2.3 billion of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2023, no assurance can be given that deterioration in conditions of the global credit and financial markets or bank failures would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our credit agreement may be calculated using another reference rate.*

In July 2017, the Chief Executive of the UK Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. However, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors in U.S. dollar LIBOR (i.e., overnight and one, three and six months). In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, is replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new accepted alternative index calculated by short-term repurchase agreements, backed by Treasury securities. LIBOR is used as a benchmark rate throughout our credit agreement, and our credit agreement does not address all circumstances in which LIBOR ceases to be published. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including the credit agreement, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business. We do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under our credit agreement.

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

Following our acquisition of Viela on March 15, 2021, we are a party to a number of intellectual property license agreements including (i) our licenses with Duke University, Dana-Farber Cancer Institute and BioWa, Inc., or BioWa, related to UPLIZNA, (ii) our license with SBI Biotech Co. Ltd related to daxdilimab, (iii) our license with MedImmune, LLC, or MedImmune, related to dazodalibep, (iv) our sublicense with MedImmune for its license with Lonza Sales AG, or Lonza, related to UPLIZNA and daxdilimab, and (v) our sublicense with MedImmune for its license with BioWa and Lonza related to daxdilimab. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market medicines covered by the license.

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

The patent protection and patent prosecution for some of our medicine candidates is dependent on third parties.*

While we normally seek and gain the right to fully prosecute the patents relating to our medicine candidates, there may be times when one or more patents relating to our medicine candidates are controlled by our licensors. For example, this is the case with current patents and patent applications licensed from MedImmune related to dazodalibep, and those licensed from Duke University related to inebilizumab. If we, or any of our future licensing partners fail to appropriately file, prosecute and maintain patent protection for patents covering any of our medicine candidates, our ability to develop and commercialize those medicine candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors.

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

•
our failure to complete, or further delays in completing, the pending Transaction with Amgen;
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

ITEM 5. OTHER INFORMATION

Under Irish law we are required to hold our 2023 Annual General Meeting of Shareholders, or 2023 AGM, by no later than July 27, 2023. We have determined that, in the event that the Transaction with Amgen is not completed, we will hold the 2023 AGM on July 27, 2023. Because the date of the 2023 AGM is being changed by more than 30 days from the one-year anniversary of the date of our 2022 Annual General Meeting of Shareholders, we are informing shareholders of this change in accordance with Rule 14a-5(f) under the Exchange Act, and we are informing shareholders of the new dates described below for submitting shareholder proposals and other matters.

In this regard, our shareholders may submit proposals on matters appropriate for shareholder action at shareholder meetings in accordance with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be included in our proxy materials relating to the 2023 AGM, all applicable requirements of Rule 14a-8 must be satisfied and, pursuant to Rule 14a-8, such proposals must be received by us no later than a reasonable time before we begin to print and make available the proxy materials for the 2023 AGM. Accordingly, we have fixed the new deadline for the submission of proposals to be included in our proxy materials relating to the 2023 AGM as May 30, 2023. Such proposals should be delivered to our global headquarters located at 70 St. Stephen’s Green, Dublin 2, D02 E2X4, Ireland.

Our Memorandum and Articles of Association provide that shareholder nominations of persons to be elected to our board of directors at an annual general meeting and the proposal of other business to be considered by the shareholders at an annual general meeting must be made following written notice to our Company Secretary which is executed by a shareholder and accompanied by certain background and other information specified in our Memorandum and Articles of Association. For the 2023 AGM, pursuant to our Memorandum and Articles of Association, such written notice and information must be received by our Company Secretary at our registered office no later than the close of business on May 15, 2023. Each submission relating to the nomination of persons to be elected to our board of directors must:

•
set forth the name, age, business address and residence address of each individual whom the shareholder proposes to nominate for election or re-election as a director;
•
set forth the principal occupation or employment of such nominee;
•
set forth the class and number of our ordinary shares which are owned of record and beneficially by such nominee;
•
set forth the date or dates on which such ordinary shares were acquired and the investment intent of such acquisition;
•
include a completed and signed questionnaire, representation and agreement required by article 98.4 of our Articles of Association;
•
include such other information concerning such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved), or that is otherwise required pursuant to Regulation 14A under the Exchange Act and the rules and regulations promulgated thereunder (including such proposed nominee’s written consent to being named as a nominee and to serving as a director if elected); and
•
include the information required by article 98.3 of our Articles of Association.

Our Articles of Association provide that other resolutions may only be proposed at an annual general meeting if either (i) it is proposed by or at the direction of our board of directors; (ii) it is proposed at the direction of the Irish High Court; (iii) it is requisitioned in writing by shareholders of record holding such aggregate number of ordinary shares as is prescribed by, and is made in accordance with, Section 178 of the Irish Companies Act 2014 or (iv) the chairman of the meeting decides, in his or her absolute discretion, that the proposal may properly be regarded as within the scope of the relevant meeting. In addition, the proxy solicited by our board of directors for the 2023 AGM will confer discretionary voting authority with respect to (i) any proposal presented by a shareholder at that meeting for which we have not been provided with notice by May 15, 2023 and (ii) if we have received notice of such proposal by May 15, 2023, if the proxy statement for the 2023 AGM briefly describes the matter and how management’s proxy holders intend to vote on it, if the shareholder does not comply with the requirements of Rule 14a-4(c)(2) promulgated under the Exchange Act.

In addition to satisfying the foregoing requirements under the Articles of Association, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than Horizon’s nominees at the 2023 AGM must provide in their notice any additional information required by Rule 14a-19 under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1#

Transaction Agreement, dated December 11, 2022, by and among Amgen Inc., Pillartree Limited and Horizon Therapeutics Public Limited Company (incorporated by reference to Exhibit 2.1 to Horizon Therapeutics Public Limited Company’s Current Report on Form 8-K, filed on December 12, 2022).

2.2

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

10.1+

Form of Excise Tax Gross-Up Agreement entered into by and between Horizon Therapeutics Public Limited Company and certain of its officers and employees (incorporated by reference to Exhibit 10.57 to Horizon Therapeutics Public Limited Company’s Annual Report on Form 10-K, filed on March 1, 2023).

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

HORIZON THERAPEUTICS PLC

Date: May 3, 2023	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Aaron L. Cox
Aaron L. Cox
Executive Vice President, Chief Financial Officer (Principal Financial Officer)