Form 10-Q
period 2023-06-30
Horizon Therapeutics Public Ltd Co
filed 2023-08-08
CIK 1492426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of registrant’s ordinary shares, nominal value $0.0001, outstanding as of August 2, 2023: 228,994,568.

HORIZON THERAPEUTICS PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except nominal value and share data)

	As of	As of
	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,464,623	$2,352,833
Restricted cash	4,791	4,755
Accounts receivable, net	717,417	676,347
Inventories, net	170,325	169,559
Prepaid expenses and other current assets	564,808	449,349
Total current assets	3,921,964	3,652,843
Property, plant and equipment, net	362,326	340,509
Developed technology and other intangible assets, net	2,486,565	2,664,777
In-process research and development	810,000	810,000
Goodwill	1,010,538	1,010,538
Deferred tax assets, net	444,306	431,814
Other long-term assets	263,042	204,135
Total assets	$9,298,741	$9,114,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,543	$155,800
Accrued expenses and other current liabilities	496,669	457,557
Accrued trade discounts and rebates	319,469	319,780
Long-term debt—current portion	16,000	16,000
Total current liabilities	917,681	949,137
LONG-TERM LIABILITIES:
Long-term debt, net	2,541,458	2,546,837
Deferred tax liabilities, net	264,815	342,017
Other long-term liabilities	263,828	204,451
Total long-term liabilities	3,070,101	3,093,305
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, $0.0001 nominal value; 600,000,000 shares authorized at June 30, 2023 and December 31, 2022; 229,323,393 and 227,625,913 shares issued at June 30, 2023 and December 31, 2022, respectively; and 228,939,027 and 227,241,547 shares outstanding at June 30, 2023 and December 31, 2022, respectively	23	23
Treasury stock, 384,366 ordinary shares at June 30, 2023 and December 31, 2022	(4,585)	(4,585)
Additional paid-in capital	4,522,145	4,474,199
Accumulated other comprehensive income	21,612	12,528
Retained earnings	771,764	590,009
Total shareholders’ equity	5,310,959	5,072,174
Total liabilities and shareholders’ equity	$9,298,741	$9,114,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$944,959	$876,411	$1,777,018	$1,761,656
Cost of goods sold	219,958	230,216	428,521	445,278
Gross profit	725,001	646,195	1,348,497	1,316,378
OPERATING EXPENSES:
Research and development	150,035	103,246	284,183	206,378
Selling, general and administrative	434,125	398,221	887,479	770,955
Impairment of goodwill	—	56,171	—	56,171
Gain on sale of asset	(2,000)	—	(2,000)	—
Total operating expenses	582,160	557,638	1,169,662	1,033,504
Operating income	142,841	88,557	178,835	282,874
OTHER EXPENSE, NET:
Interest expense, net	(12,098)	(21,409)	(27,638)	(42,665)
Foreign exchange gain	326	28	417	448
Other income (expense), net	4,183	(2,389)	2,840	(3,131)
Total other expense, net	(7,589)	(23,770)	(24,381)	(45,348)
Income before expense (benefit) for income taxes	135,252	64,787	154,454	237,526
Expense (benefit) for income taxes	8,181	3,813	(27,301)	(27,709)
Net income	$127,071	$60,974	$181,755	$265,235
Net income per ordinary share—basic	$0.56	$0.27	$0.80	$1.16
Weighted average ordinary shares outstanding—basic	228,743,143	230,020,004	228,571,356	229,559,715
Net income per ordinary share—diluted	$0.54	$0.26	$0.78	$1.12
Weighted average ordinary shares outstanding—diluted	233,935,591	236,166,384	233,938,149	236,077,147
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	$1,409	$(1,433)	$794	$(1,893)
Pension and other post-employment benefit plan remeasurements	179	(547)	2,003	(222)
Interest rate swap contracts designated as cash flow hedges	13,339	2,011	6,287	2,011
Other comprehensive income (loss)	14,927	31	9,084	(104)
Comprehensive income	$141,998	$61,005	$190,839	$265,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2022	227,625,913	$23	384,366	$(4,585)	$4,474,199	$12,528	$590,009	$5,072,174
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	1,334,792	—	—	—	3,421	—	—	3,421
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(87,549)	—	—	(87,549)
Share-based compensation	—	—	—	—	58,673	—	—	58,673
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	(7,052)	—	(7,052)
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	1,824	—	1,824
Foreign currency translation adjustments	—	—	—	—	—	(615)	—	(615)
Net income	—	—	—	—	—	—	54,684	54,684
Balances at March 31, 2023	228,960,705	$23	384,366	$(4,585)	$4,448,744	$6,685	$644,693	$5,095,560
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	168,967	—	—	—	2,628	—	—	2,628
Issuance of ordinary shares in conjunction with the Employee Share Purchase Plan	193,721	—	—	—	14,912	—	—	14,912
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(4,506)	—	—	(4,506)
Share-based compensation	—	—	—	—	60,367	—	—	60,367
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	13,339	—	13,339
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	179	—	179
Foreign currency translation adjustments	—	—	—	—	—	1,409	—	1,409
Net income	—	—	—	—	—	—	127,071	127,071
Balances at June 30, 2023	229,323,393	$23	384,366	$(4,585)	$4,522,145	$21,612	$771,764	$5,310,959

					Additional	Accumulated Other		Total
	Ordinary Shares		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2021	227,760,936	$23	384,366	$(4,585)	$4,373,337	$(14,987)	$318,605	$4,672,393
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	2,112,964	—	—	—	9,071	—	—	9,071
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(115,108)	—	—	(115,108)
Share-based compensation	—	—	—	—	47,347	—	—	47,347
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	325	—	325
Foreign currency translation adjustments	—	—	—	—	—	(460)	—	(460)
Net income	—	—	—	—	—	—	204,261	204,261
Balances at March 31, 2022	229,873,900	$23	384,366	$(4,585)	$4,314,647	$(15,122)	$522,866	$4,817,829
Issuance of ordinary shares in conjunction with the exercise of stock options and the vesting of restricted stock units and performance stock units	660,784	—	—	—	12,951	—	—	12,951
Issuance of ordinary shares in conjunction with the Employee Share Purchase Plan	182,109	—	—	—	13,884	—	—	13,884
Ordinary shares withheld for payment of employees’ withholding tax liability	—	—	—	—	(5,419)	—	—	(5,419)
Share-based compensation	—	—	—	—	45,281	—	—	45,281
Pension and other post-employment benefit plan remeasurements	—	—	—	—	—	(547)	—	(547)
Foreign currency translation adjustments	—	—	—	—	—	(1,433)	—	(1,433)
Interest rate swap contracts designated as cash flow hedges	—	—	—	—	—	2,011	—	2,011
Net income	—	—	—	—	—	—	60,974	60,974
Balances at June 30, 2022	230,716,793	$23	384,366	$(4,585)	$4,381,344	$(15,091)	$583,840	$4,945,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON THERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,755	$265,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	191,145	192,538
Equity-settled share-based compensation	118,391	92,449
Amortization of debt discount and deferred financing costs	2,779	3,904
Impairment of goodwill	—	56,171
Gain on sale of asset	(2,000)	—
Deferred income taxes	(91,952)	(3,032)
Foreign exchange and other adjustments	(6,143)	10,566
Changes in operating assets and liabilities:
Accounts receivable	(41,140)	(40,513)
Inventories	(766)	22,033
Prepaid expenses and other current assets	(108,816)	(71,578)
Accounts payable	(70,233)	(11,980)
Accrued trade discounts and rebates	(552)	20,232
Accrued expenses and other current liabilities	63,390	(76,901)
Other non-current assets and liabilities	11,931	5,863
Net cash provided by operating activities	247,789	464,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,594)	(24,352)
Payments related to license and collaboration agreements	(15,000)	(25,000)
Payments for long-term investments	(4,183)	(4,847)
Receipts from long-term investments	—	4,416
Payments for acquisitions, net of cash acquired	—	(3,122)
Net cash used in investing activities	(61,777)	(52,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loans	(8,000)	(8,000)
Proceeds from the issuance of ordinary shares in connection with stock option exercises	6,049	22,022
Proceeds from the issuance of ordinary shares in connection with the Employee Share Purchase Plan	14,912	13,884
Payment of employee withholding taxes relating to share-based awards	(92,055)	(120,527)
Net cash used in financing activities	(79,094)	(92,621)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4,908	(6,317)
Net increase in cash, cash equivalents and restricted cash	111,826	313,144
Cash, cash equivalents and restricted cash, beginning of the period	2,357,588	1,584,156
Cash, cash equivalents and restricted cash, end of the period	$2,469,414	$1,897,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest swap payments	$74,619	$41,778
Cash paid for income taxes, net of refunds received	19,731	13,216
Cash paid for amounts included in the measurement of operating lease liabilities	6,545	4,312
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Purchases of property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$8,955	$6,579
Lease liabilities arising from obtaining right-of-use assets	47,844	22,521

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

On February 24, 2023, the Company’s shareholders approved the Scheme and certain scheme approval resolutions and amendments to the memorandum and articles of association of Horizon to enable the Scheme to be effected. The closing of the Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of the other party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. In connection with the Transaction, the Company and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria.

On May 16, 2023, the Federal Trade Commission (“FTC”) filed a complaint in the United States District Court for the Northern District of Illinois seeking a temporary restraining order and preliminary injunction enjoining the Transaction. On May 23, 2023, the district court scheduled an evidentiary hearing on the FTC’s request for a preliminary injunction beginning on September 11, 2023. Based on the district court’s schedule, the Company, Amgen and the FTC then submitted a stipulated proposed temporary restraining order to the district court providing that the Company and Amgen would not close the Transaction until the earlier of October 31, 2023 or the second business day after the district court rules on the FTC’s request for a preliminary injunction (the “Stipulated TRO”). On May 31, 2023, the district court entered a case management order, and on June 2, 2023, the district court issued an order granting the Stipulated TRO. On June 22, 2023, the FTC filed a parallel complaint in its administrative court and an amended complaint was filed in the district court adding several states as additional plaintiffs. On June 29, 2023, the Company and Amgen filed an answer to the amended complaint and counterclaims against the FTC. The Company cannot predict with certainty the outcome of the FTC litigation or whether or when the Company will be able to successfully consummate the pending Transaction.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

As of June 30, 2023, the Company’s commercial portfolio consisted of the following medicines:

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

In March 2020, the FASB issued a new accounting standard to ease the financial reporting burdens caused by the expected market transition from the London Inter Bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity is permitted to change the reference rate without having to dedesignate the hedging relationship. In January 2021, the FASB issued a new accounting standard to expand the scope of the original March 2020 standard to include derivative instruments on discounting transactions. In the second quarter of 2022, the Company elected to apply the optional expedients for qualifying modifications to debt agreements under ASC 470 and for the assessment of hedge effectiveness for cash flow hedges affected by reference rate reform. LIBOR was discontinued as of June 30, 2023, and the discontinuation of LIBOR did not have a material impact on interest payments incurred under the Credit Agreement (as defined below). Refer to Note 12 for further details.

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

NOTE 3 – NET INCOME PER SHARE

The following table presents basic and diluted net income per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share calculation:
Numerator - net income	$127,071	$60,974	$181,755	$265,235
Denominator - weighted average of ordinary shares outstanding	228,743,143	230,020,004	228,571,356	229,559,715
Basic net income per share	$0.56	$0.27	$0.80	$1.16

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Diluted net income per share calculation:
Numerator - net income	$127,071	$60,974	$181,755	$265,235
Denominator - weighted average of ordinary shares outstanding	233,935,591	236,166,384	233,938,149	236,077,147
Diluted net income per share	$0.54	$0.26	$0.78	$1.12

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

During the three and six months ended June 30, 2023 and 2022, the difference between the basic and diluted weighted average ordinary shares outstanding primarily represents the effect of incremental shares from the Company’s share-based compensation programs.

The computation of diluted net income per share for the three and six months ended June 30, 2023 excluded 0.4 million and 1.2 million shares subject to equity awards, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share. The computation of diluted net income per share for the three and six months ended June 30, 2022 excluded 1.2 million and 3.6 million shares subject to equity awards, respectively, because their inclusion would have had an anti-dilutive effect on diluted net income per share.

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

The components of inventories as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$84,728	$44,230
Work-in-process	24,291	25,232
Finished goods	61,306	100,097
Inventories, net	$170,325	$169,559

As part of the Viela Bio Inc. (“Viela”) acquisition, a step-up in the value of inventory of $151.6 million was recorded, which was composed of $10.1 million for raw materials, $120.9 million for work-in-process and $20.6 million for finished goods during the year ended December 31, 2021. Inventory step-up expense recorded in cost of goods sold relating to UPLIZNA was $1.6 million and $17.4 million for the three months ended June 30, 2023 and 2022, respectively, and was $31.3 million and $44.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total remaining balance of inventory step-up was $1.0 million.

Because inventory step-up expense is related to an acquisition, will not continue indefinitely and has a significant effect on the Company’s gross profit, gross margin percentage and net income for all affected periods, the Company discloses balance sheet and income statement amounts related to inventory step-up within the Notes to Condensed Consolidated Financial Statements.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred charge for taxes on intercompany profit	$206,232	$164,771
Advance payments for inventory	187,002	156,824
Rabbi trust assets	31,890	28,227
Interest rate swap contracts	20,050	15,520
Other prepaid expenses and other current assets	119,634	84,007
Prepaid expenses and other current assets	$564,808	$449,349

Advance payments for inventory as of June 30, 2023 and December 31, 2022, primarily represented payments made to the contract manufacturer of TEPEZZA drug substance.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Buildings	$178,712	$173,560
Construction in process	105,457	88,825
Land and land improvements	44,346	44,323
Machinery and equipment	30,728	22,865
Leasehold improvements	26,177	24,428
Furniture and fixtures	21,707	20,318
Software	13,186	13,332
Other	12,713	11,966
	433,026	399,617
Less accumulated depreciation	(70,700)	(59,108)
Property, plant and equipment, net	$362,326	$340,509

Depreciation expense was $6.7 million and $6.1 million for the three months ended June 30, 2023 and 2022, respectively, and was $12.9 million and $11.9 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The gross carrying amount of goodwill as of June 30, 2023 and December 31, 2022 was $1,010.5 million.

Total
Balance at December 31, 2021	$1,066,709
Goodwill impairment during the year	(56,171)
Balance at December 31, 2022	$1,010,538
Goodwill impairment during the period	—
Balance at June 30, 2023	$1,010,538

During the three and six months ended June 30, 2023, there were no goodwill impairment losses.

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

Intangible Assets

As of June 30, 2023, the Company’s finite-lived intangible assets primarily consisted of developed technology related to ACTIMMUNE, KRYSTEXXA, PROCYSBI, RAVICTI, TEPEZZA and UPLIZNA.

Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Cost Basis	Accumulated Amortization	Net Book Value	Cost Basis	Accumulated Amortization	Net Book Value
Developed technology	$4,650,292	$(2,182,864)	$2,467,428	$4,650,292	$(2,005,327)	$2,644,965
In-process research and development (1)	810,000	—	810,000	810,000	—	810,000
Other intangibles	29,894	(10,757)	19,137	29,894	(10,082)	19,812
Total intangible assets	$5,490,186	$(2,193,621)	$3,296,565	$5,490,186	$(2,015,409)	$3,474,777
(1)
In July 2023, the Company received 48-week data for the Phase 2 clinical trial evaluating daxdilimab for the treatment of systemic lupus erythematous (“SLE”). The trial did not meet its primary endpoint and as a result, the Company will continue to work with investigators to assess the data to determine the next steps for the SLE clinical program, if any. The Company’s total in-process R&D assets of $810.0 million as of June 30, 2023 and December 31, 2022, included $20.0 million in relation to the SLE clinical program.

Amortization expense for the three months ended June 30, 2023 and 2022 was $89.6 million and $91.3 million, respectively, and was $178.2 million and $180.6 million for the six months ended June 30, 2023 and 2022, respectively. In-process research and development is not amortized until successful regulatory approval of a project. As of June 30, 2023, estimated future amortization expense was as follows (in thousands):

2023 (July to December)	$181,164
2024	359,426
2025	359,426
2026	304,164
2027	253,507
Thereafter	1,028,878
Total	$2,486,565

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll-related expenses	$98,531	$121,066
Accrued royalties	88,147	106,126
Income taxes payable	82,790	2,829
R&D and manufacturing programs	82,213	66,725
Allowances for returns	25,367	28,347
Consulting and professional services	23,222	28,915
Advertising and marketing	22,682	12,030
Accrued interest	15,679	15,130
Refund liability (1)	14,900	12,218
Accrued upfront and milestone payments	—	15,000
Accrued other	43,138	49,171
Accrued expenses and other current liabilities	$496,669	$457,557

(1)
The refund liability represents the amount of consideration that the Company may need to refund to Mitsubishi Tanabe Pharma Corporation (“MTPC”) if it does not sell the UPLIZNA drug product that was shipped to MTPC. The refund liability is remeasured at each reporting date to reflect changes in the estimate of variable consideration, with a corresponding adjustment to revenue. Amounts expected to be settled within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be settled within the 12 months following the condensed consolidated balance sheet date are classified as long-term liabilities. The following represents the changes to the refund liability for the six months ended June 30, 2023 (in thousands):

Refund liability at December 31, 2022	$20,409
Shipments during the six months ended June 30, 2023	16,356
Remeasurement of refund liability recognized as revenue	(5,509)
Refund liability at June 30, 2023	$31,256
Less: current portion	14,900
Refund liability, net of current portion	$16,356

NOTE 9 – ACCRUED TRADE DISCOUNTS AND REBATES

Accrued trade discounts and rebates as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued government rebates and chargebacks	$272,144	$235,216
Accrued commercial rebates and wholesaler fees	30,835	39,965
Accrued co-pay and other patient assistance	16,490	44,599
Accrued trade discounts and rebates	$319,469	$319,780
Invoiced commercial rebates and wholesaler fees, co-pay and other patient assistance, and government rebates and chargebacks in accounts payable	3,678	77,350
Total customer-related accruals and allowances	$323,147	$397,130

The following table summarizes changes in the Company’s customer-related accruals and allowances from December 31, 2022 to June 30, 2023 (in thousands):

	Government Rebates and Chargebacks	Commercial Rebates and Wholesaler Fees	Co-Pay and Other Patient Assistance	Total
Balance at December 31, 2022	$295,558	$46,159	$55,413	$397,130
Current provisions relating to sales during the six months ended June 30, 2023	439,339	80,535	51,588	571,462
Adjustments relating to prior-year sales	(20,279)	(1,400)	(7,420)	(29,099)
Payments relating to sales during the six months ended June 30, 2023	(183,439)	(47,291)	(36,312)	(267,042)
Payments relating to prior-year sales	(259,035)	(43,490)	(46,779)	(349,304)
Balance at June 30, 2023	$272,144	$34,513	$16,490	$323,147

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

The following table reflects net sales by medicine for the Company’s reportable segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
TEPEZZA	$445,528	$479,814	$850,845	$981,265
KRYSTEXXA	244,296	167,755	431,277	308,459
RAVICTI	88,351	75,722	178,672	153,979
UPLIZNA (1)	68,084	38,598	121,913	69,075
PROCYSBI	53,145	47,706	103,608	97,277
ACTIMMUNE	29,039	29,989	58,160	61,424
PENNSAID 2%	6,913	23,586	16,107	58,954
RAYOS	8,012	11,150	12,989	24,637
BUPHENYL	1,246	1,387	2,659	3,548
QUINSAIR	345	335	641	631
DUEXIS	—	70	139	1,193
VIMOVO	—	299	8	1,214
Total net sales	$944,959	$876,411	$1,777,018	$1,761,656
(1)
UPLIZNA revenue is affected each reporting period by the changes in the estimate of variable consideration included in the remeasurement of the refund liability for shipments to MTPC. During the three months ended June 30, 2023 and 2022, the Company recognized $1.6 million and $8.6 million, respectively, and $5.5 million and $10.1 million for the six months ended June 30, 2023 and 2022, respectively, of revenue as a result of the change in this estimate. The amount of variable consideration recognized is dependent on MTPC’s sales over which the Company has no direct control.

The following table presents the amount and percentage of gross sales to customers that represented more than 10% of the Company’s gross sales included in its reportable segment and all other customers as a group for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended June 30,
	2023		2022
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$339,179	27%	$315,484	25%
Customer B	242,564	20%	275,528	22%
Customer C	280,640	23%	305,531	25%
Customer D	282,486	23%	226,459	18%
Other customers	95,873	7%	118,272	10%
Gross sales	$1,240,742	100%	$1,241,274	100%

	For the Six Months Ended June 30,
	2023		2022
	Amount	% of Gross	Amount	% of Gross
		Sales		Sales
Customer A	$654,877	28%	$648,857	26%
Customer B	520,387	22%	576,738	23%
Customer C	500,369	21%	553,150	22%
Customer D	482,536	21%	460,585	19%
Other customers	189,575	8%	233,429	10%
Gross sales	$2,347,744	100%	$2,472,759	100%

Geographic revenues are determined based on the country in which the Company’s customers are located. The following table presents a summary of net sales attributed to geographic sources for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$922,833	98%	$863,371	99%
Rest of world	22,126	2%	13,040	1%
Net sales	$944,959		$876,411

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
United States	$1,743,763	98%	$1,741,661	99%
Rest of world	33,255	2%	19,995	1%
Net sales	$1,777,018		$1,761,656

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

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,268,900	$—	$—	$2,268,900
Bank time deposits	—	109,050	—	109,050
Interest rate swap contracts	—	38,419	—	38,419
Equity securities (1)	9,786	—	—	9,786
Foreign currency contracts	—	226	—	226
Other current assets	31,872	—	—	31,872
Total assets at fair value	$2,310,558	$147,695	$—	$2,458,253
Liabilities:
Other long-term liabilities	(31,872)	—	—	(31,872)
Total liabilities at fair value	$(31,872)	$—	$—	$(31,872)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,151,500	$—	$—	$2,151,500
Interest rate swap contracts	—	30,348	—	30,348
Equity securities (1)	6,997	—	—	6,997
Foreign currency contracts	—	181	—	181
Other current assets	28,227	—	—	28,227
Total assets at fair value	$2,186,724	$30,529	$—	$2,217,253
Liabilities:
Other long-term liabilities	(28,227)	—	—	(28,227)
Total liabilities at fair value	$(28,227)	$—	$—	$(28,227)

(1)
The Company held investments in equity securities with readily determinable fair values of $9.8 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively, which are included in other long-term assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recognized net unrealized gains of $2.4 million and $2.8 million, respectively, in the other income (expense), net line item of the Company’s condensed consolidated statement of comprehensive income, due to the change in fair value of these securities. There were no sales of equity securities for the three and six months ended June 30, 2023.

The Company utilizes the market approach to measure fair value for its money market funds. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

As of June 30, 2023, the Company’s cash and cash equivalents included bank time deposits which were measured at fair value using Level 2 inputs and their carrying values were approximately equal to their fair values. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

The Company’s derivative assets and liabilities include interest rate swaps, which are carried at fair value. Interest rate swaps entered into by the Company are executed over-the-counter and are valued using discounted cash flows along with fair value models that primarily use observable market inputs. These models take into account a variety of factors including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. Refer to Note 13 for further details.

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

NOTE 12 – DEBT AGREEMENTS

The Company’s outstanding debt balances as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term Loan Facility due 2028	$1,564,000	$1,572,000
Term Loan Facility due 2026	418,026	418,026
Senior Notes due 2027	600,000	600,000
Total face value	2,582,026	2,590,026
Debt discount	(8,640)	(9,627)
Deferred financing fees	(15,928)	(17,562)
Total long-term debt	2,557,458	2,562,837
Less: current maturities	16,000	16,000
Long-term debt, net of current maturities	$2,541,458	$2,546,837

Term Loan Facility and Revolving Credit Facility

On March 15, 2021, Horizon Therapeutics USA, Inc. (the “Borrower” or “HTUSA”), a wholly-owned subsidiary of the Company, borrowed approximately $1.6 billion aggregate principal amount of loans (the “2028 Term Loans”) pursuant to an amendment (the “March 2021 Amendment”) to the credit agreement, dated as of May 7, 2015, by and among the Borrower, the Company and certain of its subsidiaries as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of October 25, 2016, Amendment No. 2, dated March 29, 2017, Amendment No. 3, dated October 23, 2017, Amendment No. 4, dated October 19, 2018, Amendment No. 5, dated March 11, 2019, Amendment No. 6, dated May 22, 2019, Amendment No. 7, dated December 18, 2019, the Incremental Amendment and Joinder Agreement, dated August 17, 2020, the March 2021 Amendment and Amendment No. 10, dated June 16, 2023 (the “Term Loan Facility”). Pursuant to Amendment No. 7, the Borrower borrowed approximately $418.0 million aggregate principal amount of loans (the “2026 Term Loans”). Pursuant to Amendment No. 5, the Borrower received $200.0 million aggregate principal amount of revolving commitments, which was increased to $275.0 million aggregate amount of revolving commitments (the “Incremental Revolving Commitments”) pursuant to the Incremental Amendment and Joinder Agreement. The Incremental Revolving Commitments were established pursuant to an incremental facility (the “Revolving Credit Facility”) and include a $50.0 million letter of credit sub-facility. The Incremental Revolving Commitments will terminate in March 2024. Borrowings under the Revolving Credit Facility are available for general corporate purposes. As of June 30, 2023, the Revolving Credit Facility was undrawn. As used herein, all references to the “Credit Agreement” are references to the original credit agreement, dated as of May 7, 2015, as amended through Amendment No. 10.

The 2028 Term Loans were incurred as a separate class of term loans under the Credit Agreement with substantially the same terms of the 2026 Term Loans. The Borrower used the proceeds of the 2028 Term Loans to fund a portion of the consideration payable in the acquisition of Viela. Pursuant to Amendment No. 10, the benchmark rate was amended to replace LIBOR with Secured Overnight Financing Rate (“SOFR”). The 2028 Term Loans bear interest at a rate, at Borrower’s option, equal to SOFR (subject to a 0.00% SOFR floor), plus the SOFR adjustment, plus 2.00% per annum or the adjusted base rate plus 1.00% per annum, with a step-down to SOFR, plus the SOFR adjustment, plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00. The SOFR adjustment is an additional interest amount for either one-month, three-month or six-month interest periods, at our election: (a) 0.11% using a one-month interest period, (b) 0.26% using a three-month interest period, and (c) 0.43% using a six-month interest period. The adjusted base rate is defined as the greatest of (a) SOFR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%.

The 2026 Term Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on May 22, 2019 (the “Refinanced Loans”) to effectuate a repricing of the Refinanced Loans. The Borrower used the proceeds of the 2026 Term Loans to repay the Refinanced Loans, which totaled approximately $418.0 million. The 2026 Term Loans bear interest at a rate, at the Borrower’s option, equal to SOFR (subject to a 0.00% SOFR floor), plus the SOFR adjustment, plus 2.25% per annum or the adjusted base rate plus 1.25% per annum, with a step-down to SOFR, plus the SOFR adjustment, plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00.

The loans under the Revolving Credit Facility bear interest, at the Borrower’s option, at a rate equal to either SOFR (subject to a SOFR floor of 0.00%), plus the SOFR adjustment, plus an applicable margin of 2.25% per annum, or the adjusted base rate plus 1.25% per annum, with a step-down to SOFR, plus the SOFR adjustment, plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time the Company’s leverage ratio is less than or equal to 2.00 to 1.00. The Credit Agreement provides for (i) the 2028 Term Loans, (ii) the 2026 Term Loans, (iii) the Revolving Credit Facility, (iv) one or more uncommitted additional incremental loan facilities subject to the satisfaction of certain financial and other conditions, and (v) one or more uncommitted refinancing loan facilities with respect to loans thereunder. The Credit Agreement allows for the Company and certain of its subsidiaries to become additional borrowers under incremental or refinancing facilities.

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

The interest on the 2028 Term Loans is variable and, as of June 30, 2023, the interest rate on the 2028 Term Loans was 6.95% and the effective interest rate was 7.19%.

The interest on the 2026 Term Loans is variable and, as of June 30, 2023, the interest rate on the 2026 Term Loans was 7.20% and the effective interest rate was 7.49%.

As of June 30, 2023, the fair value of the amounts outstanding under the 2028 Term Loans and the 2026 Term Loans was approximately $1,560.1 million and $417.5 million, respectively, categorized as a Level 2 instrument, as defined in Note 11.

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

As of June 30, 2023, the interest rate on the 2027 Senior Notes was 5.50% and the effective interest rate was 5.76%.

As of June 30, 2023, the fair value of the 2027 Senior Notes was approximately $600.8 million, categorized as a Level 2 instrument, as defined in Note 11.

On April 18, 2023, in connection with the potential closing of the Transaction, HTUSA directed U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (the “Notes Trustee”), to give a notice (the “First Redemption Notice”) of HTUSA’s intent, in accordance with the indenture governing the 2027 Senior Notes (the “2027 Notes Indenture”), to redeem in full the aggregate principal amount of the outstanding 2027 Senior Notes. The redemption as set forth in the First Redemption Notice was conditioned on, among other things, the consummation of the Transaction by not later than June 26, 2023. On May 26, 2023, HTUSA revoked the First Redemption Notice and directed the Notes Trustee to give a notice (the “Second Redemption Notice”) of HTUSA’s intent, in accordance with the 2027 Notes Indenture, to redeem in full the aggregate principal amount of the outstanding 2027 Senior Notes. The redemption as set forth in the Second Redemption Notice was conditioned on, among other things, the consummation of the Transaction by not later than July 25, 2023. On July 21, 2023, HTUSA revoked the Second Redemption Notice and directed the Notes Trustee to give a notice (the “Third Redemption Notice”) of HTUSA’s intent, in accordance with the 2027 Notes Indenture, to redeem in full the aggregate principal amount of the outstanding 2027 Senior Notes. The redemption as set forth in the Third Redemption Notice is conditioned on, among other things, the consummation of the Transaction by not later than September 19, 2023.

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

The Company is a party to interest rate swap agreements designated as cash flow hedges with notional amounts totaling $800.0 million as of June 30, 2023, which effectively fix SOFR at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of the Company’s 2028 Term Loans and the 2026 Term Loans. The change in fair value is recorded as part of other comprehensive income (loss). Interest expense, net is adjusted to include the payments made or received under the swap agreements.

Foreign currency risk

The Company also enters into foreign currency forward contracts with durations of one month or less to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions and they are recorded at fair value. As of June 30, 2023, the Company had outstanding foreign currency forward contracts to sell $10.9 million and purchase €5.0 million and CHF5.0 million, and to purchase $1.8 million and sell JPY250 million, all of which had settlement dates of less than one month.

No amounts are excluded from the assessment of effectiveness for cash flow hedges. Refer to Note 11 for further details on the valuation methodologies for the Company’s derivative instruments.

The following tables summarize the amounts and locations of the Company’s derivative instruments on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	June 30, 2023	Balance sheet location	June 30, 2023
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$20,050	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other long-term assets	18,369	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	226	Accrued expenses and other current liabilities	—
Total derivatives		$38,645		$—

	Fair value - Derivatives in asset position		Fair value - Derivatives in liability position
	Balance sheet location	December 31, 2022	Balance sheet location	December 31, 2022
Interest rate swap contracts
Designated as cash flow hedges	Prepaid expenses and other current assets	$15,520	Accrued expenses and other current liabilities	$—
Designated as cash flow hedges	Other long-term assets	14,828	Other long-term liabilities	—
Foreign currency forward contracts
Not designated as hedges	Prepaid expenses and other current assets	181	Accrued expenses and other current liabilities	—
Total derivatives		$30,529		$—

While foreign currency forward contracts are subject to a master netting arrangement, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheet.

The following table summarizes the pre-tax amount and locations of derivative instrument net gains (losses) recognized in the condensed consolidated statement of comprehensive income (in thousands):

		For the Three Months Ended June 30,
	Location	2023	2022
Interest rate swap contracts designated as cash flow hedges	Interest expense, net	$4,430	$157
Foreign currency forward contracts not designated as cash flow hedges	Foreign exchange gain	523	(3,248)

		For the Six Months Ended June 30,
	Location	2023	2022
Interest rate swap contracts designated as cash flow hedges	Interest expense, net	$7,868	$157
Foreign currency forward contracts not designated as cash flow hedges	Foreign exchange gain	471	(3,248)

The following table presents the pre-tax amount of gains from derivative instruments recognized in other comprehensive income (loss) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swap contracts designated as cash flow hedges	$17,125	$2,615	$8,071	$2,615

Assuming market rates remain constant through contract maturities, the Company expects to reclassify pre-tax net gains of $20.1 million into interest expense, net for interest rate swap cash flow hedges within the next 12 months.

The cash flow effects of the Company’s derivative contracts in the condensed consolidated statement of cash flows are included in operating activities.

NOTE 14 – LEASE OBLIGATIONS

As of June 30, 2023, the Company had the following office space lease agreements in place for real properties:

Location	Approximate Square Feet	Lease Expiry Date
Dublin, Ireland	80,000	July 1, 2032 to May 4, 2041
Rockville, Maryland (1)	242,000	August 31, 2024 to April 30, 2040
Lake Forest, Illinois	160,000	March 31, 2031
South San Francisco, California	40,000	December 31, 2031
Chicago, Illinois	9,200	December 31, 2028
Washington, D.C.	6,000	September 30, 2024
Mannheim, Germany	4,800	December 31, 2023
(1)
In November 2021, the Company entered into a lease agreement relating to approximately 192,000 square feet of office and laboratory space under construction in Rockville, Maryland. During the second quarter of 2023, the construction of the office was completed by the lessor and the lease became effective. As a result, the Company recognized an initial $46.0 million as a right-of-use asset and a $46.9 million lease liability on the condensed consolidated balance sheet. The lease is due to expire in April 2040. The Company expects to incur leasehold improvement costs through 2024 and 2025 in order to prepare the building for occupancy.

As of June 30, 2023 and December 31, 2022, the Company had right-of-use lease assets included in other long-term assets of $141.9 million and $99.5 million, respectively; current lease liabilities included in accrued expenses and other current liabilities of $9.2 million and $7.8 million, respectively; and non-current lease liabilities included in other long-term liabilities of $159.1 million and $114.3 million, respectively, in its condensed consolidated balance sheets.

The Company recognizes rent expense on a monthly basis over the lease term based on a straight-line method. Rent expense was $5.3 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and was $8.9 million and $6.1 million for six months ended June 30, 2023 and 2022, respectively.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2023 (in thousands):

2023 (July to December)	$6,652
2024	14,566
2025	19,958
2026	21,482
2027	21,745
Thereafter	213,155
Total lease payments	297,558
Imputed interest	(129,172)
Total lease liabilities	$168,386

The weighted-average discount rate and remaining lease term for leases as of June 30, 2023 was 5.75% and 13.44 years, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Under the Company’s supply agreement with AGC Biologics A/S (formerly known as CMC Biologics A/S) (“AGC Biologics”), the Company has agreed to purchase certain minimum annual order quantities of TEPEZZA drug substance. In addition, the Company must provide AGC Biologics with rolling forecasts of TEPEZZA drug substance requirements, with a portion of the forecast being a firm and binding order. As of June 30, 2023, the Company had binding purchase commitments with AGC Biologics for TEPEZZA drug substance of €89.3 million ($97.4 million converted at a Euro-to-Dollar exchange rate as of June 30, 2023 of 1.0905), to be delivered through June 2025. Under the Company’s supply agreement with Catalent Indiana, LLC (“Catalent”), the Company must provide Catalent with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of June 30, 2023, the Company had binding purchase commitments with Catalent for TEPEZZA drug product of $6.2 million, to be delivered through December 2024. Under the Company’s supply agreement with Patheon Pharmaceuticals Inc. (“Patheon”) (the contract development and manufacturing services organization of Thermo Fisher Scientific), the Company must provide Patheon with rolling forecasts of TEPEZZA drug product requirements, with a portion of the forecast being a firm and binding order. As of June 30, 2023, the Company had binding purchase commitments with Patheon for TEPEZZA drug product of €6.8 million ($7.4 million converted at a Euro-to-Dollar exchange rate as of June 30, 2023 of 1.0905), to be delivered through December 2024.

Under the Company’s agreement with Bio-Technology General (Israel) Ltd (“BTG Israel”), the Company has agreed to purchase certain minimum annual order quantities and is obligated to purchase at least 80% of its annual worldwide bulk product requirements for KRYSTEXXA from BTG Israel. Under the agreement, if the manufacture of the bulk product is moved out of Israel, the Company may be required to obtain the approval of the Israel Innovation Authority (formerly known as Israeli Office of the Chief Scientist) (“IIA”) because certain KRYSTEXXA intellectual property was initially developed with a grant funded by the IIA. The Company issues eighteen-month forecasts of the volume of KRYSTEXXA that the Company expects to order. The first nine months of each forecast is considered a binding firm order. As of June 30, 2023, the Company had a total purchase commitment, including the minimum annual order quantities and binding firm orders, with BTG Israel for KRYSTEXXA of $22.8 million, to be delivered through December 2026.

Under an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“Boehringer Ingelheim Biopharmaceuticals”), Boehringer Ingelheim Biopharmaceuticals is required to manufacture and supply ACTIMMUNE to the Company. The Company is required to purchase minimum quantities of finished medicine during the term of the agreement, which term extends to at least September 30, 2024. As of June 30, 2023, the minimum purchase commitment to Boehringer Ingelheim Biopharmaceuticals was €5.9 million ($6.5 million converted using a Euro-to-Dollar exchange rate of 1.0905 as of June 30, 2023) through September 2024.

Excluding the above, additional purchase orders and other commitments relating to the manufacture of RAVICTI, PROCYSBI, KRYSTEXXA, BUPHENYL, UPLIZNA, RAYOS and QUINSAIR of $15.6 million were outstanding as of June 30, 2023.

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

Beginning in the third quarter of 2022, the Company has been served with multiple complaints from plaintiffs alleging to have taken TEPEZZA and suffered hearing impairment. Although hearing impairment, including deafness, was identified as a potential adverse event in the pivotal clinical trials for TEPEZZA, addressed at the U.S. Food and Drug Administration (“FDA”) advisory committee meeting that considered the safety and efficacy of TEPEZZA, and listed as a potential adverse event in the initial FDA-approved TEPEZZA product label, the plaintiffs allege that the Company failed to adequately inform them about the risk of hearing impairment before taking the medicine. In March 2023, one of the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (“MDL Panel”) to transfer current and future product liability cases involving TEPEZZA and hearing impairment to the United States District Court for the Northern District of California. On June 2, 2023, the MDL Panel ordered the centralization of current and future federal cases to the United States District Court for the Northern District of Illinois, Eastern Division. On June 28, 2023, the court vacated the prior deadlines in the individual cases and instructed the parties to confer on a consolidated procedure to resolve the Company’s motions to dismiss the cases on federal preemption grounds. The Company intends to vigorously defend itself in the lawsuits and maintains insurance coverage for product liability claims. Nevertheless, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether the Company’s insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments.

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

Venture capital funds

The Company is committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of June 30, 2023, the total carrying amount of the Company’s investments in these funds was $31.9 million, which is included in other long-term assets in the condensed consolidated balance sheet and includes $4.2 million in net cash payments for investments made during the first half of 2023. As of June 30, 2023, the Company’s total future commitments to these funds were $35.4 million. During the six months ended June 30, 2023 and 2022, the Company recorded a loss under the equity method of $0.6 million and investment income under the equity method of $2.4 million, respectively, in the other income (expense), net line item of the Company’s condensed consolidated statement of comprehensive income related to these funds.

Non-cancellable advertising commitments

As of June 30, 2023, the Company had $28.4 million of non-cancellable advertising commitments due within one year, primarily related to its U.S. commercial business.

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

NOTE 16 - LEGAL PROCEEDINGS

Transaction Agreement with Amgen

On May 16, 2023, the FTC filed a complaint in the United States District Court for the Northern District of Illinois seeking a temporary restraining order and preliminary injunction enjoining the Transaction. Refer to Note 1 for further details.

TEPEZZA

Beginning in the third quarter of 2022, the Company has been served with multiple complaints from plaintiffs alleging to have taken TEPEZZA and suffered hearing impairment. Although hearing impairment, including deafness, was identified as a potential adverse event in the pivotal clinical trials for TEPEZZA, addressed at the FDA advisory committee meeting that considered the safety and efficacy of TEPEZZA, and listed as a potential adverse event in the initial FDA-approved TEPEZZA product label, the plaintiffs allege that the Company failed to adequately inform them about the risk of hearing impairment before taking the medicine. In these lawsuits, the plaintiffs are seeking unspecified monetary damages. In March 2023, one of the plaintiffs filed a motion with the MDL Panel to transfer current and future product liability cases involving TEPEZZA and hearing impairment to the United States District Court for the Northern District of California. On June 2, 2023, the MDL Panel ordered the centralization of current and future federal cases to the United States District Court for the Northern District of Illinois, Eastern Division. On June 28, 2023, the court vacated the prior deadlines in the individual cases and instructed the parties to confer on a consolidated procedure to resolve the Company’s motions to dismiss the cases on federal preemption grounds.

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

NOTE 17 – SHARE-BASED AND LONG-TERM INCENTIVE PLANS

The Company’s equity incentive plans at June 30, 2023 included its 2011 Equity Incentive Plan, as amended, Amended and Restated 2014 Equity Incentive Plan (“2014 EIP”), 2014 Non-Employee Equity Plan, as amended (“2014 Non-Employee Plan”), 2020 Employee Share Purchase Plan (“2020 ESPP”), Amended and Restated 2020 Equity Incentive Plan, as amended (“2020 EIP”), and Amended and Restated 2018 Equity Incentive Plan (“2018 EIP”).

As of June 30, 2023, an aggregate of 1,852,854 ordinary shares were authorized and available for future issuance under the 2020 ESPP, an aggregate of 15,303,445 ordinary shares were authorized and available for future grants under the 2020 EIP, an aggregate of 483,069 ordinary shares were authorized and available for future grants under the 2014 Non-Employee Plan and an aggregate of 1,547,592 ordinary shares were authorized and available for future grants under the 2018 EIP.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,830,232	$24.04	2.91	$433,552
Exercised	(235,970)	25.67	—	—
Forfeited	(2,627)	53.46	—	—
Outstanding as of June 30, 2023	4,591,635	$23.94	2.36	$362,319
Exercisable as of June 30, 2023	4,535,201	$23.53	2.31	$359,716

Stock options typically have a contractual term of ten years from grant date.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2022	3,466,272	$80.84
Granted	2,299,107	112.33
Vested	(1,496,049)	68.61
Forfeited	(151,375)	100.62
Outstanding as of June 30, 2023	4,117,955	$102.14

The grant-date fair value of RSUs is the closing price of the Company’s ordinary shares on the date of grant.

Performance Stock Unit Awards

The following table summarizes PSU activity for the six months ended June 30, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Average Illiquidity Discount	Recorded Weighted Average Fair Value Per Unit
Outstanding as of December 31, 2022	1,233,584
Granted	319,658	$159.52	5.54%	$150.68
Forfeited	(31,111)	112.02	52.13%	53.62
Vested	(587,075)	57.22	8.72%	52.23
Outstanding as of June 30, 2023	935,056

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

All PSUs outstanding on June 30, 2023 may vest in a range of between 0% and 200%, with the exception of certain modified PSUs granted in 2020 and based on net sales which were capped at 150% and the 2023 PSUs, which will be capped at 100% to the extent the pending Transaction with Amgen closes prior to the defined performance period. The Company accounts for all PSUs as equity-settled awards in accordance with ASC 718, Compensation-Stock Compensation. Because the value of the 2023 Relative TSR PSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value on the grant date. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2023 Relative TSR PSUs during the six months ended June 30, 2023, included:

Valuation date stock price	$113.48
Expected volatility	47.55%
Risk free rate	4.07%

The value of outstanding PSUs based on strategic or financial goals that have not yet been determined are calculated at the end of each quarter based on the expected payout percentage based on estimated full-period performance against targets, and the Company adjusts the expense quarterly.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Share-based compensation expense
Cost of goods sold	$5,803	$4,471
Research and development	18,561	15,720
Selling, general and administrative	94,027	72,258
Total share-based compensation expense	$118,391	$92,449

During the six months ended June 30, 2023 and 2022, the Company recognized $24.5 million and $53.9 million of tax benefit, respectively, related to share-based compensation resulting primarily from the fair value of equity awards at the time of the exercise of stock options and vesting of RSUs and PSUs. As of June 30, 2023, the Company estimated that pre-tax unrecognized compensation expense of $422.7 million for all unvested share-based awards, including stock options, RSUs and PSUs, will be recognized through the first quarter of 2026. The Company expects to satisfy the exercise of stock options and future distribution of shares for RSUs and PSUs by issuing new ordinary shares which have been reserved under the 2020 EIP, the 2018 EIP and 2014 Non-Employee Plan.

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

The following table presents the expense (benefit) for income taxes for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income before expense (benefit) for income taxes	$135,252	$64,787	$154,454	$237,526
Expense (benefit) for income taxes	8,181	3,813	(27,301)	(27,709)
Net income	$127,071	$60,974	$181,755	$265,235

During the three and six months ended June 30, 2023, the Company recorded an expense for income taxes of $8.2 million and a benefit for income taxes of $27.3 million, respectively. During the three and six months ended June 30, 2022, the Company recorded an expense for income taxes of $3.8 million and a benefit for income taxes of $27.7 million, respectively. The benefit for income taxes recorded during the six months ended June 30, 2023 is primarily attributable to tax benefits recognized on share-based compensation and the mix of pre-tax income and losses incurred in various tax jurisdictions.

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

On February 24, 2023, our shareholders approved the Scheme and certain scheme approval resolutions and amendments to the memorandum and articles of association of Horizon to enable the Scheme to be effected. The closing of the Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of the other party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. In connection with the Transaction, we and Amgen have received clearances or confirmation of non-applicability related to foreign direct investment in Denmark, Italy, Germany and France and clearances related to antitrust in Germany and Austria.

On May 16, 2023, the Federal Trade Commission, or FTC, filed a complaint in the United States District Court for the Northern District of Illinois seeking a temporary restraining order and preliminary injunction enjoining the Transaction. On May 23, 2023, the district court scheduled an evidentiary hearing on the FTC’s request for a preliminary injunction beginning on September 11, 2023. Based on the district court’s schedule, we, Amgen and the FTC then submitted a stipulated proposed temporary restraining order to the district court providing that we and Amgen would not close the Transaction until the earlier of October 31, 2023 or the second business day after the district court rules on the FTC’s request for a preliminary injunction, or the Stipulated TRO. On May 31, 2023, the district court entered a case management order, and on June 2, 2023, the district court issued an order granting the Stipulated TRO. On June 22, 2023, the FTC filed a parallel complaint in its administrative court and an amended complaint was filed in the district court adding several states as additional plaintiffs. On June 29, 2023, we and Amgen filed an answer to the amended complaint and counterclaims against the FTC. We expect that the schedule set by the district court would allow the Transaction to close by mid-December 2023 if the district court denies the request for a preliminary injunction. We cannot predict with certainty whether and when any of the required closing conditions, including the termination of the Stipulated TRO and absence of any other order preventing consummation of the Transaction, will be satisfied or if additional uncertainties may arise and cannot guarantee that we will be able to successfully consummate the pending Transaction as currently contemplated under the transaction agreement or at all. In particular, there can be no guarantee that the district court will deny the FTC’s request for a preliminary injunction or when, if ever, such a ruling would be issued. If the FTC’s request for a preliminary injunction is granted, it is highly unlikely that the Transaction could close before the December 12, 2023 end date specified in the transaction agreement. In the event that the Transaction does not close before the December 12, 2023 end date specified in the transaction agreement, each party would then have the right, in its sole discretion, to terminate the transaction agreement and abandon the Transaction, which Amgen may determine to do, particularly if the FTC’s request for a preliminary injunction is granted. If the transaction agreement is terminated and the Transaction is abandoned, whether due to the failure to satisfy applicable closing conditions related to obtaining antitrust clearance for the Transaction or otherwise, our business, results of operations, financial condition and our share price would be materially and adversely affected.

As of June 30, 2023, our commercial portfolio consisted of the following medicines:

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

Our commercialization strategy for our on-market rare disease medicines, including our key growth drivers TEPEZZA, KRYSTEXXA and UPLIZNA, includes initiatives to increase awareness of the conditions each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for international commercialization and more effective uses through clinical trials. For TEPEZZA and KRYSTEXXA, initiatives include promoting earlier treatment by driving awareness of the benefits of the medicines, and for UPLIZNA, initiatives include increasing awareness of what differentiates our medicines from other available therapies. Additional strategies for our on-market rare disease medicines include optimizing timely access for patients to the medicines and maximizing the value of the medicines through investment in clinical trials. Specifically, with respect to TEPEZZA, we expanded our commercial team, continued to invest in our direct-to-consumer marketing activities, refined our marketing and physician education strategies, and conducted extensive market analysis to identify further opportunities to accelerate growth, which we are implementing. These growth opportunities involve our efforts to increase adoption by ocular specialists and driving an urgency among ophthalmologists and endocrinologists to diagnose and refer thyroid eye disease, or TED, patients. In April 2023, we announced positive topline results from the randomized, double-masked, placebo-controlled Phase 4 clinical trial evaluating TEPEZZA in patients with chronic/low clinical activity score, or CAS, TED. In addition, we received U.S. Food and Drug Administration, or FDA, approval to update the TEPEZZA label to specify its use for the treatment of TED “regardless of Thyroid Eye Disease activity or duration,” which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED and creates an opportunity to ease the access burden for patients and physicians with the goal of decreasing time to therapy for patients who may benefit from TEPEZZA. As part of our strategy to maximize the value of TEPEZZA, we are educating key stakeholders, including physicians, patients and payers on the trial results and updated label indication. As a result of this process, large national and regional payers are beginning the process of updating their access requirements. To date, we have obtained favorable policy changes for greater than 20% of U.S. covered lives, which are expected to take effect in the second half of 2023. With respect to KRYSTEXXA, after receiving FDA approval of our supplemental biologics license application, or sBLA, in July 2022 to expand the label to include co-treatment of KRYSTEXXA with the immunomodulator methotrexate, we launched a successful commercial campaign related to the use of KRYSTEXXA with methotrexate, expanded our commercial team and are focused on promoting the expanded label with physicians and patients. This campaign has helped drive an increase in the usage of an immunomodulator with KRYSTEXXA to more than 70 percent of new patient starts in the second quarter of 2023 from the initial low-single digits in 2018.

Our R&D strategy is to expand our pipeline of preclinical and clinical development programs to drive sustainable growth, as well as maximizing the benefit and value of our existing medicines through development programs. Subject to the terms of the transaction agreement with Amgen and Pillartree, we are (i) acquiring, licensing and developing medicines for indications that address unmet needs in rare, autoimmune and severe inflammatory diseases, particularly those in our therapeutic areas of focus; (ii) maximizing our pipeline candidates through internal R&D; (iii) expanding our early-stage pipeline through partnerships and collaborations; and (iv) continuing to build out our research capabilities to generate discovery-stage candidates internally. Our R&D pipeline includes more than 20 programs. We expect to initiate several clinical trials in the second half of 2023, including a planned Phase 3 program for dazodalibep in Sjögren’s syndrome. This follows the announcement of our Phase 2 results where we achieved the primary endpoint in Sjögren’s syndrome patients with both moderate-to-severe systemic disease activity and moderate-to-severe symptomatology. This Phase 2 trial was the first to meet the primary endpoint in both patient populations. In the first half of 2023, we announced the initiation of two daxdilimab Phase 2 trials in discoid lupus erythematosus and lupus nephritis. In May 2023, we announced initiation of our TEPEZZA chronic/low CAS TED Phase 3 trial in Japan, which follows impressive topline results in patients with high CAS announced in June 2023.

The aim of our global expansion strategy is to build a global presence in targeted international markets to support the (i) continued launch of UPLIZNA in certain European markets and Brazil this year; (ii) potential approvals and commercial launches of UPLIZNA in additional markets in the coming years; and (iii) the pending commercial launch of TEPEZZA in Brazil; and (iv) potential approvals and commercial launches of TEPEZZA in Japan, Europe and other international markets over the next several years. We plan to use a combination of direct marketing and partnerships for our global expansion efforts and are establishing the infrastructure needed to support these activities. In June 2023, we announced approval by the Brazilian Health Regulatory Agency for TEPEZZA for the treatment of TED, making Brazil the first country outside of the United States to approve TEPEZZA. In July 2023, we announced positive topline results from the randomized, double-masked, placebo-controlled Phase 3 clinical trial evaluating TEPEZZA for the treatment of TED in Japanese patients with high CAS. There are no other medicines approved for the treatment of TED in Brazil or Japan, representing a significant unmet need in both markets.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2023 and 2022

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

	For the Three Months Ended June 30,		Change	Change
	2023	2022	$	%
	(in thousands, except percentages)
Net sales	$944,959	$876,411	$68,548	8%
Cost of goods sold	219,958	230,216	(10,258)	(4)%
Gross profit	725,001	646,195	78,806	12%
Operating expenses:
Research and development	150,035	103,246	46,789	45%
Selling, general and administrative	434,125	398,221	35,904	9%
Impairment of goodwill	—	56,171	(56,171)	(100)%
Gain on sale of asset	(2,000)	—	(2,000)	(100)%
Total operating expenses	582,160	557,638	24,522	4%
Operating income	142,841	88,557	54,284	61%
Other expense, net:
Interest expense, net	(12,098)	(21,409)	9,311	43%
Foreign exchange gain	326	28	298	NM
Other income (expense), net	4,183	(2,389)	6,572	275%
Total other expense, net	(7,589)	(23,770)	16,181	68%
Income before expense for income taxes	135,252	64,787	70,465	109%
Expense for income taxes	8,181	3,813	4,368	(115)%
Net income	$127,071	$60,974	$66,097	108%

Beginning with the third quarter of 2022, we separately present upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the condensed consolidated statement of comprehensive income. Amounts recorded in this line item would have historically been recorded to R&D expenses. We believe the new classification assists users of the financial statements in better understanding the payments incurred to acquire in-process research and development, or IPR&D. Prior period consolidated statements of comprehensive income have been reclassified to conform with the new classification. There were no acquired IPR&D and milestones expenses during the three months ended June 30, 2023 and 2022.

Net sales. Net sales increased $68.5 million, or 8%, to $944.9 million during the three months ended June 30, 2023, from $876.4 million during the three months ended June 30, 2022. The increase during the three months ended June 30, 2023 was primarily due to an increase in KRYSTEXXA net sales of $76.5 million and an increase in UPLIZNA net sales of $29.5 million, partially offset by a decrease in TEPEZZA net sales of $34.3 million.

The following table reflects net sales by medicine for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended June 30,		Change	Change
	2023	2022	$	%
TEPEZZA	$445,528	$479,814	(34,286)	(7)%
KRYSTEXXA	244,296	167,755	76,541	46%
RAVICTI	88,351	75,722	12,629	17%
UPLIZNA	68,084	38,598	29,486	76%
PROCYSBI	53,145	47,706	5,439	11%
ACTIMMUNE	29,039	29,989	(950)	(3)%
RAYOS	8,012	11,150	(3,138)	(28)%
PENNSAID 2%	6,913	23,586	(16,673)	(71)%
BUPHENYL	1,246	1,387	(141)	(10)%
QUINSAIR	345	335	10	3%
DUEXIS	—	70	(70)	(100)%
VIMOVO	—	299	(299)	(100)%
Total net sales	$944,959	$876,411	$68,548	8%

TEPEZZA. Net sales decreased $34.3 million, or 7%, to $445.5 million during the three months ended June 30, 2023, from $479.8 million during the three months ended June 30, 2022. Net sales decreased by approximately $34.0 million due to lower sales volume and $0.3 million due to lower net pricing. In the second half of 2022, we were impacted by certain challenges, including the often-burdensome reimbursement process, that we believe contributed to the decline in TEPEZZA net sales in the first half of 2023, compared to the 2022 period. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales. We continue to execute on several opportunities designed to address these challenges and resume growth, including significantly expanding the size of our TEPEZZA sales force in late 2022 to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. As a result of the field-force expansion, through the first half of 2023, there was a 50% year-over-year increase in the number of ophthalmologists and endocrinologists prescribing TEPEZZA. In line with our expansion strategy, prescriber growth has largely come from ophthalmologists, with continued strong referral volume from endocrinologists. We are also spending additional time and focus on the reimbursement process to more effectively support the patient access journey, which includes beginning to obtain favorable policy changes to improve patient access following the update to the indication language on the TEPEZZA label and Phase 4 data release. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. In April 2023, we announced positive topline results from our Phase 4 clinical trial in chronic/low CAS TED and received FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration, which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED. As part of our strategy to maximize the value of TEPEZZA, we are educating key stakeholders, including physicians, patients and payers on the trial results and updated label indication. As a result of this process, large national and regional payers are beginning to update their access requirements. To date, we have obtained favorable policy changes for more than 20% of U.S. covered lives, which are expected to take effect in the second half of 2023. We have seen improving trends in patient enrollment forms and patient starts as a result of our strategies and our expansion; however, it is taking longer than initially anticipated for our strategies and our expansion to contribute meaningfully to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $76.5 million, or 46%, to $244.3 million during the three months ended June 30, 2023, from $167.8 million during the three months ended June 30, 2022. Net sales increased by approximately $54.6 million due to volume growth and $21.9 million due to higher net pricing. We expect net sales for KRYSTEXXA to continue to increase in future periods primarily due to the use of KRYSTEXXA with an immunomodulator following the approval of our sBLA in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate.

RAVICTI. Net sales increased $12.6 million, or 17%, to $88.4 million during the three months ended June 30, 2023, from $75.7 million during the three months ended June 30, 2022. Net sales increased by approximately $8.4 million due to higher net pricing and $4.2 million due to volume growth.

UPLIZNA. Net sales increased $29.5 million, or 76%, to $68.1 million during the three months ended June 30, 2023, from $38.6 million during the three months ended June 30, 2022. Net sales in the United States increased by $22.7 million, which was composed of an increase of $22.9 million due to higher sales volume, partially offset by a decrease of $0.2 million due to lower net pricing. The remaining $6.8 million increase in net sales related to higher international net sales recognized during the three months ended June 30, 2023.

PENNSAID 2%. Net sales decreased $16.7 million, or 71%, to $6.9 million during the three months ended June 30, 2023, from $23.6 million during the three months ended June 30, 2022. Net sales decreased by approximately $15.3 million due to lower sales volume and by approximately $1.4 million resulting from lower net pricing, as a result of generic competition.

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

The table below reconciles our gross to net sales for the three months ended June 30, 2023 and 2022 (in millions, except percentages):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$1,240.7	100.0%	$1,241.3	100.0%
Adjustments to gross sales:
Prompt pay discounts	(6.4)	(0.5)%	(10.0)	(0.8)%
Medicine returns	(9.0)	(0.7)%	(7.8)	(0.6)%
Co-pay and other patient assistance	(11.6)	(0.9)%	(98.8)	(8.0)%
Commercial rebates and wholesaler fees	(41.0)	(3.3)%	(51.2)	(4.1)%
Government rebates and chargebacks	(227.7)	(18.4)%	(197.1)	(15.9)%
Total adjustments	(295.7)	(23.8)%	(364.9)	(29.4)%
Net sales	$945.0	76.2%	$876.4	70.6%

During the three months ended June 30, 2023, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 0.9% from 8.0% during the three months ended June 30, 2022, primarily due to a decreased proportion of PENNSAID 2% sold. We expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

Cost of Goods Sold. Cost of goods sold decreased $10.3 million, or 4%, to $219.9 million during the three months ended June 30, 2023, from $230.2 million during the three months ended June 30, 2022. The decrease during the three months ended June 30, 2023 was primarily due to a decrease in inventory step-up expense. Inventory step-up expense decreased by $15.8 million related to acquired units of UPLIZNA inventory sold during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. As of June 30, 2023, the total remaining balance of inventory step-up was $1.0 million. As a percentage of net sales, cost of goods sold (excluding intangible amortization expense of $89.3 million during the three months ended June 30, 2023 and $90.4 million during the three months ended June 30, 2022) was 16% during each of the three months ended June 30, 2023 and 2022.

Research and Development Expenses. R&D expenses increased $46.8 million, or 45%, to $150.0 million during the three months ended June 30, 2023, from $103.2 million during the three months ended June 30, 2022. The increase during the three months ended June 30, 2023 was primarily due to a $29.7 million increase in clinical trial and manufacturing development costs and an increase of $14.9 million in employee-related expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting increased activity in our R&D pipeline.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $35.9 million, or 9%, to $434.1 million during the three months ended June 30, 2023, from $398.2 million during the three months ended June 30, 2022. The increase during the three months ended June 30, 2023 was primarily due to costs associated with the commercialization of our medicines and global expansion initiatives, including an increase of $34.3 million in employee-related expenses. In addition, there was a $7.2 million increase in legal costs primarily relating to costs incurred in connection with the Transaction with Amgen, including responding to the FTC’s second request and subsequent lawsuit seeking to enjoin the Transaction. This was partially offset by a decrease of $12.1 million in marketing program costs.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Impairment of goodwill. During the three months ended June 30, 2022, we recorded an impairment charge of $56.2 million in relation to our former inflammation reporting unit. Refer to Note 7, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2023 and 2022

Consolidated Results

The table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

	For the Six Months Ended June 30,		Change	Change
	2023	2022	$	%
	(in thousands, except percentages)
Net sales	$1,777,018	$1,761,656	$15,362	1%
Cost of goods sold	428,521	445,278	(16,757)	(4)%
Gross profit	1,348,497	1,316,378	32,119	2%
Operating expenses:
Research and development	284,183	206,378	77,805	38%
Selling, general and administrative	887,479	770,955	116,524	15%
Impairment of goodwill	—	56,171	(56,171)	(100)%
Gain on sale of asset	(2,000)	—	(2,000)	(100)%
Total operating expenses	1,169,662	1,033,504	136,158	13%
Operating income	178,835	282,874	(104,039)	(37)%
Other expense, net:
Interest expense, net	(27,638)	(42,665)	15,027	35%
Foreign exchange gain	417	448	(31)	(7)%
Other income (expense), net	2,840	(3,131)	5,971	191%
Total other expense, net	(24,381)	(45,348)	20,967	46%
Income before benefit for income taxes	154,454	237,526	(83,072)	(35)%
Benefit for income taxes	(27,301)	(27,709)	408	1%
Net income	$181,755	$265,235	$(83,480)	(31)%

Beginning with the third quarter of 2022, we separately present upfront, milestone, and similar payments pursuant to collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development and milestones” expenses in the condensed consolidated statement of comprehensive income. Amounts recorded in this line item would have historically been recorded to R&D expenses. We believe the new classification assists users of the financial statements in better understanding the payments incurred to acquire IPR&D. Prior period consolidated statements of comprehensive income have been reclassified to conform with the new classification. There were no acquired IPR&D and milestones expenses during the six months ended June 30, 2023 and 2022.

Net sales. Net sales increased $15.4 million, or 1%, to $1,777.0 million during the six months ended June 30, 2023, from $1,761.6 million during the six months ended June 30, 2022. The increase during the six months ended June 30, 2023 was primarily due to an increase in KRYSTEXXA net sales of $122.8 million and an increase in UPLIZNA net sales of $52.8 million, partially offset by a decrease in TEPEZZA net sales of $130.4 million and a decrease in PENNSAID 2% net sales of $42.8 million.

The following table reflects net sales by medicine for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the Six Months Ended June 30,		Change	Change
	2023	2022	$	%
TEPEZZA	$850,845	$981,265	(130,420)	(13)%
KRYSTEXXA	431,277	308,459	122,818	40%
RAVICTI	178,672	153,979	24,693	16%
UPLIZNA	121,913	69,075	52,838	76%
PROCYSBI	103,608	97,277	6,331	7%
ACTIMMUNE	58,160	61,424	(3,264)	(5)%
PENNSAID 2%	16,107	58,954	(42,847)	(73)%
RAYOS	12,989	24,637	(11,648)	(47)%
BUPHENYL	2,659	3,548	(889)	(25)%
QUINSAIR	641	631	10	2%
DUEXIS	139	1,193	(1,054)	(88)%
VIMOVO	8	1,214	(1,206)	(99)%
Total net sales	$1,777,018	$1,761,656	$15,362	1%

TEPEZZA. Net sales decreased $130.4 million, or 13%, to $850.8 million during the six months ended June 30, 2023, from $981.2 million during the six months ended June 30, 2022. Net sales decreased by approximately $135.4 million due to lower sales volume, partially offset by an increase of $5.0 million due to higher net pricing. In the second half of 2022, we were impacted by certain challenges, including the often-burdensome reimbursement process, that we believe contributed to the decline in TEPEZZA net sales in the first half of 2023, compared to the 2022 period. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales. We continue to execute on several opportunities designed to address these challenges and resume growth, including significantly expanding the size of our TEPEZZA sales force in late 2022 to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. As a result of the field-force expansion, through the first half of 2023, there was a 50% year-over-year increase in the number of ophthalmologists and endocrinologists prescribing TEPEZZA. In line with our expansion strategy, prescriber growth has largely come from ophthalmologists, with continued strong referral volume from endocrinologists. We are also spending additional time and focus on the reimbursement process to more effectively support the patient access journey, which includes beginning to obtain favorable policy changes to improve patient access following the update to the indication language on the TEPEZZA label and Phase 4 data release. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. In April 2023, we announced positive topline results from our Phase 4 clinical trial in chronic/low CAS TED and received FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration, which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED. As part of our strategy to maximize the value of TEPEZZA, we are educating key stakeholders, including physicians, patients and payers on the trial results and updated label indication. As a result of this process, large national and regional payers are beginning to update their access requirements. To date, we have obtained favorable policy changes for more than 20% of U.S. covered lives, which are expected to take effect in the second half of 2023. We have seen improving trends in patient enrollment forms and patient starts as a result of our strategies and our expansion; however, it is taking longer than initially anticipated for our strategies and our expansion to contribute meaningfully to TEPEZZA net sales growth.

KRYSTEXXA. Net sales increased $122.8 million, or 40%, to $431.3 million during the six months ended June 30, 2023, from $308.5 million during the six months ended June 30, 2022. Net sales increased by approximately $85.9 million due to volume growth and $36.9 million due to higher net pricing. We expect net sales for KRYSTEXXA to continue to increase in future periods primarily due to the use of KRYSTEXXA with an immunomodulator following the approval of our sBLA in July 2022, which expanded KRYSTEXXA’s labeling to include co-administration with methotrexate.

RAVICTI. Net sales increased $24.7 million, or 16%, to $178.7 million during the six months ended June 30, 2023, from $154.0 million during the six months ended June 30, 2022. Net sales increased by approximately $17.1 million due to higher net pricing and $7.6 million due to volume growth.

UPLIZNA. Net sales increased $52.8 million, or 76%, to $121.9 million during the six months ended June 30, 2023, from $69.1 million during the six months ended June 30, 2022. Net sales in the United States increased by $44.6 million, which was composed of an increase of $42.1 million due to higher sales volume and $2.5 million due to higher net pricing. The remaining $8.2 million increase in net sales related to higher international net sales recognized during the six months ended June 30, 2023.

PENNSAID 2%. Net sales decreased $42.8 million, or 73%, to $16.1 million during the six months ended June 30, 2023, from $58.9 million during the six months ended June 30, 2022. Net sales decreased by approximately $37.1 million due to lower sales volume and by approximately $5.7 million resulting from lower net pricing, as a result of generic competition.

RAYOS. Net sales decreased $11.6 million, or 47%, to $13.0 million during the six months ended June 30, 2023, from $24.6 million during the six months ended June 30, 2022. Net sales decreased by approximately $12.2 million due to lower sales volume, partially offset by an increase of approximately $0.6 million due to higher net pricing.

Under our settlement agreement with Teva Pharmaceuticals Industries Limited (formerly known as Actavis Laboratories FL, Inc., which itself was formerly known as Watson Laboratories, Inc. – Florida), or Teva, we expect Teva to enter the market with a generic version of RAYOS in second half of 2023. As a result, we expect our net sales for RAYOS to continue declining in future periods.

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

The table below reconciles our gross to net sales for the six months ended June 30, 2023 and 2022 (in millions, except percentages):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	% of Gross Sales	Amount	% of Gross Sales
Gross sales	$2,347.7	100.0%	$2,472.8	100.0%
Adjustments to gross sales:
Prompt pay discounts	(13.1)	(0.6)%	(20.2)	(0.8)%
Medicine returns	(15.9)	(0.7)%	(12.2)	(0.5)%
Co-pay and other patient assistance	(44.2)	(1.9)%	(183.6)	(7.4)%
Commercial rebates and wholesaler fees	(79.1)	(3.4)%	(102.4)	(4.2)%
Government rebates and chargebacks	(418.4)	(17.8)%	(392.7)	(15.9)%
Total adjustments	(570.7)	(24.4)%	(711.1)	(28.8)%
Net sales	$1,777.0	75.6%	$1,761.7	71.2%

During the six months ended June 30, 2023, co-pay and other patient assistance costs, as a percentage of gross sales, decreased to 1.9% from 7.4% during the six months ended June 30, 2022, primarily due to a decreased proportion of PENNSAID 2% sold. We expect co-pay and other patient assistance costs to continue to decrease as a percentage of total gross sales.

Cost of Goods Sold. Cost of goods sold decreased $16.8 million, or 4%, to $428.5 million during the six months ended June 30, 2023, from $445.3 million during the six months ended June 30, 2022. The decrease during the six months ended June 30, 2023 was primarily due to a decrease in inventory step-up expense. Inventory step-up expense decreased by $13.2 million related to acquired units of UPLIZNA inventory sold during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As of June 30, 2023, the total remaining balance of inventory step-up was $1.0 million. As a percentage of net sales, cost of goods sold (excluding amortization expense of $177.5 million during the first half of 2023 and $179.2 million during first half of 2022) was 14% during the six months ended June 30, 2023, compared to 15% during the six months ended June 30, 2022. The decrease in cost of goods sold as a percentage of net sales was primarily due to a decrease in inventory step-up expense related to UPLIZNA as noted above.

Research and Development Expenses. R&D expenses increased $77.8 million, or 38%, to $284.2 million during the six months ended June 30, 2023, from $206.4 million during the six months ended June 30, 2022. The increase during the six months ended June 30, 2023 was primarily due to a $54.0 million increase in clinical trial and manufacturing development costs and an increase of $21.9 million in employee-related expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, reflecting increased activity in our R&D pipeline.

We expect our R&D expenses to continue increasing significantly in future periods as a result of our on-going and planned clinical trials for our pipeline.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $116.5 million, or 15%, to $887.5 million during the six months ended June 30, 2023, from $771.0 million during the six months ended June 30, 2022. The increase during the six months ended June 30, 2023 was primarily due to costs associated with the commercialization of our medicines and global expansion initiatives, including increases of $64.3 million in employee-related expenses and $12.5 million in marketing program costs. In addition, there was a $16.5 million increase in legal costs primarily relating to costs incurred in connection with the Transaction with Amgen, including responding to the FTC’s second request and subsequent lawsuit seeking to enjoin the Transaction.

We expect our selling, general and administrative expenses to increase in future periods primarily due to continued support for our U.S. commercial and global expansion activities.

Impairment of goodwill. During the six months ended June 30, 2022, we recorded an impairment charge of $56.2 million in relation to our former inflammation reporting unit. Refer to Note 7, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

NON-GAAP FINANCIAL MEASURES

We provide certain non-GAAP financial measures, including EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA exclude acquisition/divestiture-related costs, transaction-related costs, manufacturing facility start-up costs, restructuring and realignment costs and gain on sale of asset, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, (gain) loss on equity security investments and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP cost policy that guides the determination of what costs will be excluded in non-GAAP measures. We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Reconciliations of reported GAAP net income to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income	$127,071	$60,974	$181,755	$265,235
Depreciation (1)	6,687	6,091	12,933	11,943
Amortization and step-up:
Intangible amortization expense (2)	89,598	91,335	178,212	180,595
Inventory step-up expense (3)	1,572	17,362	31,315	44,563
Interest expense, net (including amortization of debt discount and deferred financing costs)	12,098	21,409	27,638	42,665
Expense (benefit) for income taxes	8,181	3,813	(27,301)	(27,709)
EBITDA	245,207	200,984	404,552	517,292
Other non-GAAP adjustments:
Share-based compensation (4)	60,271	45,149	118,391	92,449
Transaction-related costs (5)	16,539	—	26,323	—
Manufacturing facility start-up costs (6)	1,896	1,582	5,372	2,389
Restructuring and realignment costs (7)	854	1,253	2,676	1,790
Acquisition/divestiture-related costs (8)	52	1,023	733	2,612
Impairment of goodwill (9)	—	56,171	—	56,171
Gain on sale of asset (10)	(2,000)	—	(2,000)	—
(Gain) loss on equity security investments (11)	(2,437)	438	(2,789)	5,084
Total of other non-GAAP adjustments	75,175	105,616	148,706	160,495
Adjusted EBITDA	$320,382	$306,600	$553,258	$677,787

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income	$127,071	$60,974	$181,755	$265,235
Non-GAAP adjustments:
Depreciation (1)	6,687	6,091	12,933	11,943
Amortization and step-up:
Intangible amortization expense (2)	89,598	91,335	178,212	180,595
Amortization of debt discount and deferred financing costs (12)	1,308	2,327	2,779	3,904
Inventory step-up expense (3)	1,572	17,362	31,315	44,563
Share-based compensation (4)	60,271	45,149	118,391	92,449
Transaction-related costs (5)	16,539	—	26,323	—
Manufacturing facility start-up costs (6)	1,896	1,582	5,372	2,389
Restructuring and realignment costs (7)	854	1,253	2,676	1,790
Acquisition/divestiture-related costs (8)	52	1,023	733	2,612
Impairment of goodwill (9)	—	56,171	—	56,171
Gain on sale of asset (10)	(2,000)	—	(2,000)	—
(Gain) loss on equity security investments (11)	(2,437)	438	(2,789)	5,084
Total of pre-tax non-GAAP adjustments	174,340	222,731	373,945	401,500
Income tax effect of pre-tax non-GAAP adjustments (13)	(21,354)	(29,919)	(81,297)	(97,131)
Total non-GAAP adjustments	152,986	192,812	292,648	304,369
Non-GAAP net income	$280,057	$253,786	$474,403	$569,604

Non-GAAP Earnings Per Share:
Weighted average ordinary shares – Basic	228,743,143	230,020,004	228,571,356	229,559,715

Non-GAAP Earnings Per Share – Basic
GAAP earnings per share – Basic	$0.56	$0.27	$0.80	$1.16
Non-GAAP adjustments	0.66	0.83	1.28	1.32
Non-GAAP earnings per share – Basic	$1.22	$1.10	$2.08	$2.48

Weighted average ordinary shares – Diluted
Weighted average ordinary shares – Basic	228,743,143	230,020,004	228,571,356	229,559,715
Ordinary share equivalents	5,192,448	6,146,380	5,366,793	6,517,432
Weighted average ordinary shares – Diluted	233,935,591	236,166,384	233,938,149	236,077,147

Non-GAAP Earnings Per Share – Diluted
GAAP earning per share – Diluted	$0.54	$0.26	$0.78	$1.12
Non-GAAP adjustments	0.66	0.81	1.25	1.29
Non-GAAP earnings per share – Diluted	$1.20	$1.07	$2.03	$2.41
(1)
Represents depreciation expense related to our property, plant, equipment, software and leasehold improvements.
(2)
Intangible amortization expenses are primarily associated with our developed technology related to TEPEZZA, KRYSTEXXA, RAVICTI, UPLIZNA, PROCYSBI, ACTIMMUNE, RAYOS and BUPHENYL.
(3)
During the three and six months ended June 30, 2023, we recognized in cost of goods sold $1.6 million and $31.3 million, respectively, for inventory step-up expense related to UPLIZNA inventory revalued in connection with the Viela Bio, Inc. acquisition. We recorded $17.4 million and $44.6 million of UPLIZNA inventory step-up expense in cost of goods sold during the three and six months ended June 30, 2022, respectively. Refer to Note 4, Inventories, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.
(4)
Represents share-based compensation expense associated with RSU and PSU grants to our employees and non-employee directors, and our employee share purchase plan.
(5)
Primarily represents transaction-related costs, including, advisory, legal, consulting and field-based employee retention costs, incurred in connection with the Transaction with Amgen. The legal costs include costs incurred in responding to the FTC’s second request and subsequent lawsuit seeking to enjoin the Transaction.
(6)
During the three months ended June 30, 2023 and 2022, we recorded $1.9 million and $1.6 million, respectively, and $5.4 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively, of manufacturing facility start-up costs related to our drug product biologics manufacturing facility in Waterford, Ireland.

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
(9)
Our interim goodwill impairment test in the second quarter of 2022 indicated an impairment which represented the difference between the estimated fair value of the former inflammation reporting unit and its carrying value. As a result, we recognized an impairment charge of $56.2 million in June 2022 representing the full amount of goodwill for the former inflammation reporting unit. Refer to Note 7, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.
(10)
During the six months ended June 30, 2023, gain on sale of asset represents a $2.0 million contingent consideration payment related to the sale of MIGERGOT in 2019. The contingent consideration payment was triggered during the second quarter of 2023 and it was received in July 2023.
(11)
We held investments in equity securities with readily determinable fair values of $9.8 million and $8.1 million as of June 30, 2023 and 2022, respectively, which are included in other long-term assets in the condensed consolidated balance sheet. For the three and six months ended June 30, 2023, we recognized net unrealized gains of $2.4 million and $2.8 million, respectively, due to the change in fair value of these securities.
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

As of June 30, 2023, we had retained earnings of $771.8 million. We expect that our sales and marketing expenses will continue to increase as a result of the commercialization of our medicines and global expansion initiatives, but we believe these cost increases will be offset by higher net sales and gross profits in future periods. Additionally, we expect that our R&D and IPR&D and milestones expenses will continue to increase as we advance our candidates through the clinical development and regulatory approval processes. In particular, we expect to incur substantial costs in connection with advancing our pipeline of medicine candidates and development programs in on-going and planned clinical trials.

We are in the process of expanding our production capacity to meet anticipated future demand for TEPEZZA, primarily for 2023 and beyond. As of June 30, 2023, we had total purchase commitments, including the minimum annual order quantities and binding firm orders, with AGC Biologics A/S (formerly known as CMC Biologics A/S) for TEPEZZA drug substance of €89.3 million ($97.4 million converted at a Euro-to-Dollar exchange rate as of June 30, 2023 of 1.0905).

We also expect to incur additional costs and to enter into additional purchase commitments in connection with our efforts to expand TEPEZZA production capacity in order to meet anticipated future demand.

Under our license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or together referred to as Roche, our remaining obligation to Roche relating to the attainment of various TEPEZZA development and regulatory milestones is CHF43.0 million ($47.9 million when converted using a CHF-to-Dollar exchange rate at June 30, 2023 of 1.1150).

In July 2021, we completed the purchase of a drug product biologics manufacturing facility from EirGen Pharma Limited for $67.9 million. We expect to incur approximately $15.0 million in capital expenditures during the second half of 2023 in order to prepare the drug product facility to manufacture the first medicine for commercial use, which, assuming the timely receipt of regulatory approvals, we anticipate to occur in the fourth quarter of 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. Based on our current operating plan, we do not anticipate making significant investments in building a drug substance biologics manufacturing facility during 2023.

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

We are committed to invest as a strategic limited partner in four venture capital funds: Forbion Growth Opportunities Fund I C.V., Forbion Capital Fund V C.V., Aisling Capital V, L.P. and RiverVest Venture Fund V, L.P. As of June 30, 2023, the total carrying amount of our investments in these funds was $31.9 million, which is included in other long-term assets in the condensed consolidated balance sheet, and our total future commitments to these funds are $35.4 million.

We have financed our operations to date through equity financings, debt financings and the issuance of convertible notes, along with cash flows from operations during the last several years. As of June 30, 2023, we had $2.5 billion in cash and cash equivalents and total debt with a book value of $2.6 billion and face value of $2.6 billion. We believe our existing cash and cash equivalents and our expected cash flows from our operations will be sufficient to fund our business needs for at least the next 12 months from the issuance of the financial statements in this Quarterly Report on Form 10-Q. Because of the short-term maturities of our cash equivalents, we do not believe that a change in interest rates or the risk relating to recent bank failures would have any material negative impact on the fair value of our cash equivalents. We do not have any financial covenants or non-financial covenants that we expect to be affected by the economic disruptions and negative effects of recent bank failures, global macro-economic issues or inflationary pressures.

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

On April 18, 2023, in connection with the potential closing of the Transaction, Horizon Therapeutics USA, Inc., our wholly owned subsidiary, or the Issuer, directed U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, or Notes Trustee, to give a notice, or First Redemption Notice, of the Issuer’s intent, in accordance with the indenture governing the 2027 Senior Notes, or 2027 Notes Indenture, to redeem in full the aggregate principal amount of our outstanding 2027 Senior Notes. The redemption as set forth in the First Redemption Notice was conditioned on, among other things, the consummation of the Transaction by not later than June 26, 2023. On May 26, 2023, HTUSA revoked the First Redemption Notice and directed the Notes Trustee to give a notice, or Second Redemption Notice, of HTUSA’s intent, in accordance with the 2027 Notes Indenture, to redeem in full the aggregate principal amount of the outstanding 2027 Senior Notes. The redemption as set forth in the Second Redemption Notice was conditioned on, among other things, the consummation of the Transaction by not later than July 25, 2023. On July 21, 2023, HTUSA revoked the Second Redemption Notice and directed the Notes Trustee to give a notice, or the Third Redemption Notice, of HTUSA’s intent, in accordance with the 2027 Notes Indenture, to redeem in full the aggregate principal amount of the outstanding 2027 Senior Notes. The redemption as set forth in the Third Redemption Notice is conditioned on, among other things, the consummation of the Transaction by not later than September 19, 2023.

On April 25, 2022, we entered into two interest rate swap agreements with notional amounts totaling $800.0 million, effective June 24, 2022, to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. The agreements effectively fix the Secured Overnight Financing Rate, or SOFR, at approximately 2.8% through December 24, 2026. These agreements were designated as cash flow hedges of the variability of future cash flows subject to the variable monthly interest rates on $800.0 million of our senior secured term loans borrowed under our Credit Agreement in December 2019 and March 2021. Refer to Note 13, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q for further details.

During the six months ended June 30, 2023, we issued an aggregate of 1.7 million of our ordinary shares in connection with stock option exercises, the vesting of RSUs and PSUs, and employee share purchase plan purchases. We received a total of $21.0 million in net proceeds in connection with such issuances. During the six months ended June 30, 2023, we made payments of $92.1 million for employee withholding taxes relating to vesting of share-based awards.

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than the indemnification agreements discussed in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table provides a summary of our cash position and cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash, cash equivalents and restricted cash	$2,469,414	$1,897,300
Cash provided by (used in):
Operating activities	247,789	464,987
Investing activities	(61,777)	(52,905)
Financing activities	(79,094)	(92,621)

Operating Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2023 of $247.8 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to government rebates and patient assistance costs for our medicines, payments for inventory, payments related to selling, general and administrative expenses and payments related to R&D expenses.

During the six months ended June 30, 2022, net cash provided by operating activities of $465.0 million was primarily attributable to cash collections from gross sales, partially offset by payments made related to patient assistance costs for our former inflammation segment medicines and government rebates for our orphan segment medicines, payments related to selling, general and administrative expenses and payments related to R&D expenses.

Investing Cash Flows

Net cash used in investing activities during the six months ended June 30, 2023 of $61.8 million was primarily attributable to payments related to purchases of property, plant and equipment of $42.6 million and milestone-based development funding of $15.0 million paid to Arrowhead in the first quarter of 2023. Refer to Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2022, net cash used in investing activities of $52.9 million was primarily attributable to an upfront payment of $25.0 million paid to Alpine Immune Sciences, Inc. in the first quarter of 2022 relating to an exclusive license agreement entered into in December 2021 and payments related to purchases of property, plant and equipment of $24.4 million.

Financing Cash Flows

Net cash used in financing activities during the six months ended June 30, 2023 of $79.1 million was primarily attributable to $92.1 million in payments of employee withholding taxes relating to share-based awards, partially offset by $21.0 million in proceeds from the issuance of ordinary shares in connection with stock option exercises and employee share purchase plan purchases.

During the six months ended June 30, 2022, net cash used in financing activities of $92.6 million was primarily attributable to $120.5 million in payments of employee withholding taxes relating to share-based awards, partially offset by $35.9 million in proceeds from the issuance of ordinary shares in connection with stock option exercises and employee share purchase plan purchases.

Financial Condition as of June 30, 2023 Compared to December 31, 2022

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased $115.5 million, from $449.3 million as of December 31, 2022 to $564.8 million as of June 30, 2023. The increase was primarily due to an increase of $41.5 million in deferred charges for taxes on intercompany profits, an increase of $30.2 million in advance payments for inventory and an increase of $14.9 million in prepaid clinical study costs.

Developed technology and other intangible assets, net. Developed technology and other intangible assets, net decreased $178.2 million, from $2,664.8 million as of December 31, 2022 to $2,486.6 million as of June 30, 2023, primarily related to $178.2 million of amortization of developed technology recorded during the six months ended June 30, 2023.

Other long-term assets. Other long-term assets increased $58.9 million, from $204.1 million as of December 31, 2022 to $263.0 million as of June 30, 2023. The increase was primarily due to the recognition of a $46.0 million right-of-use asset relating to a new lease entered into in Rockville, Maryland. Refer to Note 14, Lease Obligations, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Accounts Payable. Accounts payable decreased $70.3 million, from $155.8 million as of December 31, 2022 to $85.5 million as of June 30, 2023. The decrease was primarily due to the timing of payments, including a decrease of $73.7 million in accounts payable related to government rebates, co-pay and patient assistance costs and commercial rebates and wholesaler fees.

Deferred tax liabilities, net. Deferred tax liabilities, net, decreased $77.2 million from $342.0 million as of December 31, 2022 to $264.8 million as of June 30, 2023, primarily due to a benefit for income taxes recognized during the six months ended June 30, 2023.

Other long-term liabilities. Other long-term liabilities increased $59.3 million, from $204.5 million as of December 31, 2022 to $263.8 million as of June 30, 2023. The increase was primarily due to the recognition of a $46.9 million lease liability relating to a new lease entered into in Rockville, Maryland. Refer to Note 14, Lease Obligations, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Contractual Obligations

As of June 30, 2023, there were no material changes to our contractual obligations as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as described in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2023, there were no significant changes in our application of our critical accounting policies. A summary of our critical accounting policies is included in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under our Credit Agreement and our investment in money market accounts which bear a variable interest rate. Our approximately $418.0 million aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in December 2019, or the 2026 Term Loans, and loans under our incremental revolving credit facility, or Revolving Credit Facility, bear interest, at our option, at a rate equal to SOFR (subject to a 0.00% SOFR floor), plus the SOFR adjustment, plus 2.25% per annum, or the adjusted base rate plus 1.25% per annum with a step-down to SOFR, plus the SOFR adjustment, plus 2.00% per annum or the adjusted base rate plus 1.00% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. The SOFR adjustment is an additional interest amount for either one-month, three-month or six-month interest periods, at our election: (a) 0.11% using a one-month interest period, (b) 0.26% using a three-month interest period, and (c) 0.43% using a six-month interest period. The adjusted base rate is defined as the greatest of (a) SOFR (using one-month interest period) plus 1.00%, (b) the prime rate, (c) the federal funds rate plus 0.50%, and (d) 1.00%. Our 2026 Term Loans are borrowed in SOFR. The one-month SOFR rate as of July 24, 2023, which was the most recent date the interest rate on the 2026 Term Loans was fixed, was 5.29%, and as a result, the interest rate on our 2026 Term Loans is currently 7.41% per annum. Our $1.6 billion aggregate principal amount of senior secured term loans borrowed under our Credit Agreement in March 2021, or the 2028 Term Loans, bear interest, at our option, at a rate equal to SOFR (subject to a 0.00% SOFR floor), plus the SOFR adjustment, plus 2.00% per annum, or the adjusted base rate plus 1.00% per annum with a step-down to SOFR, plus the SOFR adjustment, plus 1.75% per annum or the adjusted base rate plus 0.75% per annum at the time our leverage ratio is less than or equal to 2.00 to 1.00. Our 2028 Term Loans are based on SOFR. The one-month SOFR rate as of July 24, 2023, which was the most recent date the interest rate on the 2028 Term Loans was fixed, was 5.29%, and as a result, the interest rate on our 2028 Term Loans is currently 7.16% per annum. As of June 30, 2023, the Revolving Credit Facility was undrawn.

As of June 30, 2023, an increase in the SOFR of 100 basis points above the current SOFR rate, which includes the effect of the two interest rate swaps entered into in the second quarter of 2022, would increase our interest expense related to the Credit Agreement by $12.0 million per year.

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

Credit Risk. Historically, our accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of large wholesale biopharmaceutical distributors who, in turn, sell the medicines to pharmacies, hospitals and other customers. As of June 30, 2023 and December 31, 2022, our top four customers accounted for approximately 89% and 94% of our total outstanding accounts receivable balances, respectively. Given the size and creditworthiness of the customers, we have not experienced and do not expect to experience material credit related losses with such customers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2023, there have been no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Failure to complete, or further delays in completing, the pending transaction with Amgen Inc., or Amgen, announced on December 12, 2022 could materially and adversely affect our results of operations and our share price.
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
•
We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations, or other regulatory reforms, could adversely affect our business and results of operations.
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

Risks Relating to Our Pending Transaction with Amgen

Failure to complete, or further delays in completing, the pending transaction with Amgen announced on December 12, 2022 could materially and adversely affect our results of operations and our share price.*

On December 12, 2022, we announced that we entered into a transaction agreement with Amgen and Pillartree Limited, or Pillartree, a wholly owned subsidiary of Amgen. Subject to the terms of the transaction agreement, Pillartree will acquire our company, or the Transaction, pursuant to a scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland, or the Scheme, or under certain circumstances, subject to the terms of the transaction agreement, a takeover offer (as such term is defined in the Irish Takeover Rules) rather than the Scheme. As a result of the Scheme, we would become a wholly owned subsidiary of Amgen. Consummation of the Transaction is subject to certain closing conditions, some of which are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the Transaction. On May 16, 2023, the Federal Trade Commission, or FTC, filed a complaint in the United States District Court for the Northern District of Illinois seeking a temporary restraining order and preliminary injunction enjoining the Transaction. On May 23, 2023, the court scheduled an evidentiary hearing on the FTC’s request for a preliminary injunction beginning on September 11, 2023. Based on the court’s schedule, we, Amgen and the FTC then submitted a stipulated proposed temporary restraining order to the court providing that we and Amgen would not close the Transaction until the earlier of October 31, 2023 or the second business day after the court rules on the FTC’s request for a preliminary injunction, or Stipulated TRO. On May 31, 2023, the court entered a case management order, and on June 2, 2023, the court issued an order granting the Stipulated TRO. On June 22, 2023, the FTC filed a parallel complaint in its administrative court and an amended complaint was filed in the federal district court adding several states as additional plaintiffs. On June 29, 2023, we and Amgen filed an answer to the amended complaint and counterclaims against the FTC. We expect that the schedule set by the federal district court would allow the Transaction to close by mid-December 2023, but only if the court denies the request for a preliminary injunction. We cannot predict with certainty whether and when any of the required closing conditions, including the termination of the Stipulated TRO and absence of any other order preventing consummation of the Transaction, will be satisfied or if additional uncertainties may arise and cannot guarantee that we will be able to successfully consummate the pending Transaction as currently contemplated under the transaction agreement or at all. In particular, there can be no guarantee that the federal district court will deny the FTC’s request for a preliminary injunction or when, if ever, such a ruling would be issued. If the FTC’s request for a preliminary injunction is granted, it is highly unlikely that the Transaction could close before the December 12, 2023 end date specified in the transaction agreement. In the event that the Transaction does not close before the December 12, 2023 end date specified in the transaction agreement, each party would then have the right, in its sole discretion, to terminate the transaction agreement and abandon the Transaction, which Amgen may determine to do, particularly if the FTC’s request for a preliminary injunction is granted. If the transaction agreement is terminated and the Transaction is abandoned, whether due to the failure to satisfy applicable closing conditions related to obtaining antitrust clearance for the Transaction or otherwise, our business, results of operations, financial condition, and our share price would be materially and adversely affected. Risks related to the failure of the pending Transaction to be consummated include, but are not limited to, the following:

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
•
the loss of potential business opportunities that we did not pursue during the pendency of the Transaction and may not be available to us in the future;
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

The ability to complete the Transaction is subject to the receipt of consents and clearances from government entities, which may impose conditions that could have an adverse effect or could cause either party to abandon the Transaction.*

The Transaction remains subject to customary closing conditions, including, among other things, (a) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, (b) the absence of an order or law that prevents consummation of the Transaction or imposes a burdensome condition (as defined in the transaction agreement), (c) absence of any Material Adverse Effect (as defined in the transaction agreement) from December 12, 2022 to the Sanction Date (as defined in the transaction agreement) that is continuing as of the Sanction Date, (d) the accuracy of each party’s representations and warranties subject to certain materiality and material adverse effect exceptions and (e) the performance by each party of all of its covenants and agreements under the transaction agreement in all material respects. As a result of the FTC’s lawsuit and the Stipulated TRO, we expect that the closing of the Transaction will continue to be delayed. In addition, if the FTC’s request for a preliminary injunction is granted, it is highly unlikely that the Transaction could close before the December 12, 2023 end date specified in the transaction agreement. In the event that the Transaction does not close before the December 12, 2023 end date specified in the transaction agreement, each party would then have the right, in its sole discretion, to terminate the transaction agreement and abandon the Transaction, which Amgen may determine to do, particularly if the FTC’s request for a preliminary injunction is granted. If the transaction agreement is terminated and the Transaction is abandoned, whether due to the failure to satisfy applicable closing conditions related to obtaining antitrust clearance for the Transaction or otherwise, our business, results of operations, financial condition, and our share price would be materially and adversely affected.

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

Our future prospects are highly dependent on our ability to successfully develop and execute commercialization strategies for each of our medicines. Failure to do so would adversely impact our financial condition and prospects.*

A substantial majority of our resources are focused on the commercialization of our current medicines. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend almost entirely on our ability to successfully commercialize these medicines in the United States. Our commercialization strategy includes efforts to increase awareness of the rare conditions that each medicine is designed to treat, enhancing efforts to identify target patients and in certain cases pursue opportunities for more effective use through clinical trials, as well as opportunities for commercialization outside of the United States. Our comprehensive commercial strategy for TEPEZZA aims to enable more TED patients to benefit from TEPEZZA. We are doing this by: (i) facilitating continued TEPEZZA uptake in the treatment of TED through continued promotion of TEPEZZA to treating physicians; (ii) continuing to develop the TED market by increasing physician awareness of the disease severity and the urgency to diagnose and treat it, as well as the benefits of treatment with TEPEZZA, including through the expansion of our TEPEZZA commercial team and targeting ophthalmologists and endocrinologists; (iii) driving accelerated disease identification and time to treatment through our digital and broadcast marketing campaigns; (iv) enhancing the patient journey with our high-touch, patient-centric model as well as support for the patient and site-of-care referral processes; (v) pursuing more timely access to TEPEZZA for TED patients; (vi) educating physicians and payers on the effectiveness of TEPEZZA in patients with chronic/low clinical activity score, or CAS, TED, including through the results of our recently-completed Phase 4 clinical trial in this patient population and FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration; and (vii) pursuing a global expansion strategy, which includes bringing TEPEZZA to patients with TED outside of the United States. Our strategy with respect to KRYSTEXXA includes existing rheumatology account growth, new rheumatology account growth and accelerating nephrology growth, the use of KRYSTEXXA with methotrexate following the approval of our supplemental biologics license application, in July 2022, as well as development efforts to further evaluate uses and ways of enhancing the patient experience of KRYSTEXXA.

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

We are focusing a significant portion of our commercial activities and resources on TEPEZZA, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize TEPEZZA in the United States. As a medicine launched for a disease that had no previously approved treatments, successful commercialization of TEPEZZA is subject to many risks. While we believe the launch of TEPEZZA was one of the most successful launches to date for a rare disease treatment, there are numerous examples of failures to meet high expectations of market potential, including by biopharmaceutical companies with more experience and resources than us. We will need to continue training and developing our U.S. commercial team in order to successfully commercialize TEPEZZA. There are many factors that could cause commercialization of TEPEZZA to be unsuccessful, including a number of factors that are outside our control. Because no medicine has previously been approved by the FDA for the treatment of TED, it is especially difficult to estimate TEPEZZA’s market potential or the time it will take to increase patient and physician awareness of TED and change current treatment paradigms. In addition, some physicians that are potential prescribers of TEPEZZA do not have the necessary infusion capabilities to administer the medicine or may not have significant experience managing patients on medications like TEPEZZA and may not otherwise be able or willing to refer their patients to third-party infusion centers or other healthcare providers, which may discourage them from treating their patients with TEPEZZA. In the second half of 2022, we were impacted by certain challenges, including the often-burdensome reimbursement process, that we believe contributed to the decline in TEPEZZA net sales in the first half of 2023, compared to the 2022 period. These challenges, as well as challenges related to a lower rate of adherence to the full course of TEPEZZA therapy, have continued to moderate TEPEZZA net sales. We continue to execute on several opportunities designed to address these challenges and resume growth, including significantly expanding the size of our TEPEZZA sales force in late 2022 to allow our representatives more time with core TEPEZZA prescribers while educating other key physicians, including ophthalmologists and endocrinologists, about TED and TEPEZZA. We are also spending additional time and focus on the reimbursement process to more effectively support the patient access journey, which includes beginning to obtain favorable policy changes to improve patient access following the update to the indication language on the TEPEZZA label and Phase 4 data release. We also continue to invest significantly in direct-to-consumer advertising based on the returns we have seen to date. In April 2023, we announced positive topline results from our Phase 4 clinical trial in chronic/low CAS TED and received FDA approval of an update to TEPEZZA’s label specifying the use of TEPEZZA regardless of TED disease activity or duration, which we believe reinforces the importance of unrestricted access for all eligible patients across the full spectrum of TED. We have seen improving trends in patient enrollment forms and patient starts as a result of our strategies and our expansion; however, it is taking longer than initially anticipated for our strategies and our expansion to contribute meaningfully to TEPEZZA net sales growth and we cannot otherwise be certain that our strategies will be successful in overcoming these challenges or that new challenges to TEPEZZA adoption will not arise. In addition, if the patient population suffering from TED or that is appropriate for treatment with TEPEZZA is smaller than we estimate, if it proves difficult to identify TED patients or educate physicians as to the availability and potential benefits of TEPEZZA, or if physicians are unwilling to prescribe or patients are unwilling to take TEPEZZA for the full course of therapy, the commercial potential of TEPEZZA will be limited. Our ability to continue TEPEZZA supply could be impacted by additional government-mandated vaccine production orders and other risks associated with our reliance on our third-party manufacturers discussed below. We also have limited information regarding how physicians, patients and payers will respond to the pricing of TEPEZZA. Physicians may not prescribe TEPEZZA and patients may be unwilling to use TEPEZZA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of TEPEZZA. If the continued commercialization of TEPEZZA becomes unsuccessful or perceived as disappointing, the price of our ordinary shares could decline significantly and long-term success of the medicine and our company could be harmed.

If any of our commercial strategies are unsuccessful or we fail to successfully modify our strategies over time due to changing market conditions, our ability to increase market share for our medicines, grow revenues and to sustain profitability will be harmed.

We are dependent on wholesale distributors for distribution of our medicines in the United States and, accordingly, our results of operations could be adversely affected if they encounter financial difficulties.*

During the six months ended June 30, 2023, four wholesale distributors accounted for substantially all of our sales in the United States. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes on a timely basis or at all, which could negatively impact our business and results of operations. In addition, net sales of our medicines may be affected by end customer buying patterns and fluctuations in wholesaler inventory levels.

In order to increase adoption and sales of our medicines, we will need to continue developing our commercial organization as well as recruit and retain qualified sales representatives.*

Part of our strategy is to continue to build a global biotechnology company to successfully execute the commercialization of our medicines in the U.S. market, and in selected markets outside the United States where we have commercial rights. We may not be able to successfully commercialize our medicines in the United States or in any other territories where we have commercial rights. In order to commercialize any approved medicines, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. As of June 30, 2023, we had approximately 370 sales representatives and sales management in the field. Due to the impact of the at-risk launch of generic PENNSAID 2% and wind down of our former inflammation business during 2022, we redeployed a portion of our inflammation commercial team to support our TEPEZZA and KRYSTEXXA expansions. We may encounter difficulties transitioning sales representatives from promoting our inflammation medicines to promoting TEPEZZA and KRYSTEXXA, or in hiring additional qualified sales representatives. The pending Transaction with Amgen has also made it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the Transaction will close and impact of the Transaction on our employees. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire if the Transaction is not completed will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully expand this capability.

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

We expect to experience pricing pressures in connection with the sale of our medicines due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals relating to outcomes and quality. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program. Further, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule in 2018 that implemented civil monetary penalties for manufacturers who exceeded the ceiling price methodology for a covered outpatient drug when selling to a 340B covered entity. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program. With respect to KRYSTEXXA, the “additional rebate” methodology of the 340B pricing rules, as applied to the historical pricing of KRYSTEXXA both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny. A material portion of KRYSTEXXA prescriptions (currently in the range of high-single digits to low-teens percent) are written by healthcare providers that are eligible for 340B drug pricing and therefore the reduction in 340B pricing to a penny has negatively impacted our net sales of KRYSTEXXA. CMS previously revised the Medicare hospital outpatient prospective payment system by creating a new, significantly reduced reimbursement methodology for drugs purchased under the 340B program for Medicare patients at hospital and other settings. However, on June 15, 2022, the Supreme Court ruled that CMS was not authorized to set the rates in the previous final rules because it did not conduct the requisite survey of acquisition data. Therefore, it was required to utilize the average price for the drug in the given year and not vary rates by hospital group. It is unclear whether CMS will attempt to implement the same rate changes by other means.

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

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for medicine candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payers. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

Our medicines are subject to extensive regulation, and we may not obtain additional regulatory approvals for our medicines.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution and other possible activities relating to our medicines and our medicine candidates are, and will be, subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Failure to comply with FDA and other comparable foreign regulatory requirements may, either before or after medicine approval, subject us to administrative or judicially imposed sanctions. In addition, the label inclusion criteria may differ by geography.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.*

Following the result of a referendum in 2016, the United Kingdom, or UK, left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 during which EU rules continued to apply. The UK and the EU have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland has continued to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland has continued, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission no longer encompasses Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. On February 27, 2023, the European Commission and the UK government reached a political agreement in principle, commonly referred to as the “Windsor Framework”. The purpose of the agreement is to establish a set of joint solutions that would allow goods to be traded between Great Britain and Northern Ireland and between Northern Ireland and Ireland while ensuring the integrity of the EU Single Market. New legislation must be passed by the UK and the EU in order to implement the provisions of the Windsor Framework, including those that relate to medicinal products. The implementation of the proposed framework would take place in stages with measures relating to medicinal products scheduled to take effect in January 2025. The Windsor Framework provides, however, that medicinal products to be placed on the market in Northern Ireland will be authorized solely in accordance with UK laws.

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

Following our sale of the rights to RAVICTI outside of North America to Medical Need Europe AB, part of the Immedica Group, or Immedica, Immedica has marketing and distribution rights to RAVICTI in those regions. Following our sale of the rights to PROCYSBI in Europe, the Middle East and Africa, or EMEA, regions to Chiesi Farmaceutici S.p.A., or Chiesi, in June 2017, or the Chiesi divestiture, Chiesi has marketing and distribution rights to PROCYSBI in the EMEA regions. Mitsubishi Tanabe Pharma Corporation, or MTPC, has rights to develop and commercialize UPLIZNA for NMOSD as well as other potential future indications in Japan and certain other countries in Asia. Hansoh has rights to develop and commercialize UPLIZNA for NMOSD as well as other potential future indications in China. We have little or no control over Immedica’s activities with respect to RAVICTI outside of North America, over Chiesi’s activities with respect to PROCYSBI in the EMEA, or over MTPC’s or Hansoh’s activities with respect to UPLIZNA in the certain countries in Asia, even though those activities could impact our ability to successfully commercialize these medicines. For example, Immedica or its assignees, Chiesi or its assignees, MTPC or Hansoh or their respective assignees can make statements or use promotional materials with respect to RAVICTI, PROCYSBI or UPLIZNA, respectively, outside of the United States that are inconsistent with our positioning of the medicines in the United States, and could sell RAVICTI, PROCYSBI or UPLIZNA, respectively, in foreign countries at prices that are dramatically lower than the prices we charge in the United States. These activities and decisions, while occurring outside of the United States, could harm our commercialization strategy in the United States. In addition, medicine recalls or safety issues with these medicines outside the United States, even if not related to the commercial medicine we sell in the United States, could result in serious damage to the brand in the United States and impair our ability to successfully market them. We also rely on Immedica, Chiesi, MTPC and Hansoh, or their assignees to provide us with timely and accurate safety information regarding the use of these medicines outside of the United States, as we have or will have limited access to this information ourselves.

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

We rely on NOF Corporation, or NOF, as our exclusive supplier of the PEGylation agent that is a critical raw material in the manufacture of KRYSTEXXA. If NOF fails to supply such PEGylation agent, it may lead to KRYSTEXXA supply constraints. We rely on AstraZeneca UK Limited for the manufacture of clinical and commercial supplies of UPLIZNA, and for clinical and nonclinical supplies of the other medicine candidates acquired in the acquisition of Viela Bio, Inc., or Viela. In addition, we rely on an exclusive supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim Biopharmaceuticals, for manufacturing and supply of ACTIMMUNE. ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim Biopharmaceuticals separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim Biopharmaceuticals’ storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.

In July 2021, we purchased a drug product biologics manufacturing facility in Waterford, Ireland, which is intended to be an additional source of manufacturing to supplement the capabilities of our third-party drug product manufacturers. We are in the process of completing the build-out and validation of this facility and assuming timely receipt of regulatory approvals, we expect the first medicine manufactured for commercial use at the facility to be approved for release in the fourth quarter of 2023. In August 2022, we submitted a planning application to build a drug substance biologics manufacturing facility adjacent to our existing drug product biologics manufacturing facility in Waterford, Ireland. Based on our current operating plan, we do not anticipate making significant investments in building a drug substance biologics manufacturing facility during 2023. To the extent that we proceed with building a drug substance biologics manufacturing facility in the future, we have minimal experience in building, developing, validating, obtaining regulatory approval for or running manufacturing facilities and we therefore may not be successful in these activities. In particular, we may experience delays and unforeseen expenses in connection with building a drug substance biologics manufacturing facility or hiring qualified personnel to operate such a facility. Even if we are successful in producing medicines at the Waterford facilities for commercial sale once we receive the required regulatory approvals, we expect to remain dependent on our third-party drug product filling and drug substance manufacturing partners in the near-term and to a lesser extent in the medium/longer term, but we plan to always dual source our strategic medicines.

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

Although TEPEZZA does not face direct competition, other therapies, such as corticosteroids, have been used on an off-label basis to alleviate some of the symptoms of TED. While these therapies have not proved effective in treating the underlying disease, and carry with them potential significant side effects, their off-label use could reduce or delay treatment with TEPEZZA among the addressable patient population. Viridian Therapeutics, Inc., or Viridian, is pursuing development of both an intravenous (VRDN-001) and subcutaneous (VRDN-001, VRDN-002 or VRDN-003) formulations of anti-IGF-1R monoclonal antibodies for TED. In August 2022, Viridian announced positive initial clinical data from the first cohort, 10mg/kg, of the ongoing Phase 1/2 clinical trial for an IGF-1R monoclonal antibody VRDN-001 (intravenous), in patients with TED. On November 14, 2022 and January 8, 2023, Viridian announced positive data for their second and third cohorts, 20mg/kg and 3mg/kg, respectively, of the ongoing Phase 1/2 trial showing improvements in signs and symptoms of TED after two infusions. In addition, in the fourth quarter of 2022, Viridian enrolled the first patient in its THRIVE Phase 3 trial of VRDN-001 (intravenous) with active TED. Additionally, on July 10, 2023, Viridian announced positive results from a cohort of 12 chronic TED patients in the Phase 1/2 trial. Viridian expects to initiate a Phase 3 trial in the third quarter of 2023, with top-line results expected by the end of 2024. Viridian has initiated a Phase 2 trial with a subcutaneous version of VRDN-002 in the fourth quarter of 2022. Viridian filed an investigational new drug, or IND, application for VRDN-003 in June of 2023 and upon approval plans to subsequently begin a Phase 1 trial in healthy volunteers with topline results expected by the end of 2023. In March 2023, Viridian announced it is conducting a Phase 1 trial of a subcutaneous formulation of VRDN-001 in healthy volunteers, with topline results expected by the end of 2023. Viridian has stated that it intends to select one of the three subcutaneous formulations to move into pivotal trials by the end of 2023, with a subsequent Phase 2/3 trial to be initiated in early 2024. In addition, Sling Therapeutics, Inc. is conducting a Phase 2b study of an oral IGF-1R for the treatment of moderate-to-severe TED. Immunovant Inc., or Immunovant, initiated two Phase 3 clinical trials of a fully human anti-FcRn monoclonal antibody candidate for the treatment of active TED, also referred to as Graves’ ophthalmopathy, in the fourth quarter of 2022. Immunovant has indicated that it expects data from the Phase 3 trials in the first half of 2025. On January 5, 2023, Acelyrin, Inc., or Acelyrin, announced the acquisition of ValenzaBio Inc., or ValenzaBio. Previously, ValenzaBio received IND clearance and subsequently had begun a Phase 1 trial in the first half of 2022 with VB421 or lonigutamab, an anti-IGF-1R monoclonal antibody designed for subcutaneous use. In January 2023, Acelyrin modified the trial design into a Phase 1/2 adaptive trial in active TED. Lassen Therapeutics, Inc. has included a TED cohort into their ongoing Phase 1 trial of LASN01, an IL-11 monoclonal antibody, also in development for pulmonary fibrosis. Argenx SE announced a registrational trial of efgartigimod for the treatment of TED due to begin in the fourth quarter of 2023.

While KRYSTEXXA faces limited direct competition, a number of competitors have medicines in clinical trials, including Selecta Biosciences Inc., or Selecta, which has initiated a Phase 3 clinical program of a candidate for the treatment of chronic refractory gout. In September 2020, Selecta announced topline clinical data that did not meet the primary endpoint or demonstrate statistical superiority for its Phase 2 trial that compared its candidate, which includes an immunomodulator, to KRYSTEXXA alone. In July 2020, Selecta and Swedish Orphan Biovitrum AB, or Sobi, entered into a strategic licensing agreement under which Sobi will assume responsibility for certain development, regulatory, and commercial activities for this candidate. In August 2022, Selecta announced the completion of enrollment for both DISSOLVE trials, the two clinical studies of the Phase 3 DISSOLVE development program of SEL-212 for chronic refractory gout. In March 2023, Selecta and Sobi announced positive topline data from the DISSOLVE trials. Sobi intends to file a biologics license application, or BLA, in the first half of 2024. SEL-212 is a combination of Selecta’s ImmTOR immune tolerance platform and a therapeutic uricase enzyme (pegadricase).

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

UPLIZNA faces competition from eculizumab, marketed as Soliris® by AstraZeneca plc, or AstraZeneca, and satralizumab, marketed as EnspryngTM by Genentech/Chugai Pharmaceuticals Co., Ltd., a subsidiary of F. Hoffmann-La Roche Ltd., each for the treatment of patients with NMOSD. AstraZeneca announced in May 2023 that Ultomiris® (ravulizumab) has been approved in the EU for the treatment of adults with anti-aquaporin-4 (AQP4) antibody-positive (Ab+) NMOSD. Ultomiris is currently under regulatory review in the United States and, if approved for this indication, UPLIZNA could face additional competition. UPLIZNA also faces competition from rituximab, an off-label treatment that has been used for years to treat NMOSD given the lack of an approved medicine for this disease prior to 2019. Other novel treatments are under development for NMOSD, including Phase 3 candidates being developed by Beijing Mabworks Biotech Co. Ltd. and RemeGen Co. Ltd., and Phase 2 candidates, including a candidate being developed by Chord Therapeutics SA/Merck KGaA.

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

Our biologic medicines and candidates may face biosimilar competition sooner than anticipated.*

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

On April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

If we are unable to maintain or realize the benefits of orphan drug exclusivity, we may face increased competition with respect to certain of our medicines.*

Under the Orphan Drug Act of 1983, the FDA may designate a medicine as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. PROCYSBI received ten years of market exclusivity for the treatment of nephropathic cystinosis, through September 2023, as an orphan drug in the EEA and UK. PROCYSBI received seven years of market exclusivity, until December 22, 2024, for patients one year of age to less than two years of age as an orphan drug in the United States. TEPEZZA has been granted orphan drug exclusivity for treatment of active (dynamic) phase Graves’ ophthalmopathy, which we expect will provide orphan drug marketing exclusivity in the United States until January 2027. In addition, UPLIZNA was granted orphan drug exclusivity for the treatment of NMOSD, which we expect will provide orphan drug marketing exclusivity in the United States until June 2027. However, despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to ensure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. Outside the United States, similar limitations regarding orphan drugs also exist. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering the applicable medicine, we could be subject to generic competition and revenues from the medicine could decrease materially.

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

We have experienced growth and expanded the size of our organization substantially, including in connection with our acquisition transactions, and we may experience difficulties in managing this growth as well as potential additional growth in connection with future medicine, development program or company acquisitions.*

As of December 31, 2013, we employed approximately 300 full-time employees as a consolidated entity. As of June 30, 2023, we employed approximately 2,190 full-time employees, including approximately 370 sales representatives and sales management, representing a substantial change to the size of our organization. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire in connection with the commercialization of our medicines, requiring us to hire and train new sales representatives. We have experienced additional turnover and difficulties in hiring new employees as a result of the pending Transaction with Amgen. Our management, personnel, systems and facilities currently in place may not be adequate to support anticipated growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among biopharmaceutical businesses.

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

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations, or other regulatory reforms, could adversely affect our business and results of operations.*

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that change the healthcare system in ways that could impact profitability. In the United States and other countries there is significant interest in implementing regulations and legislation with the stated goals of containing healthcare costs, improving quality, and/or expanding access. The biopharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives, particularly in the United States. For example, the ACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a Medicare Part D coverage gap discount program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. However, it is possible that the ACA will be subject to additional judicial or Congressional challenges in the future.

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

In addition, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs. Medicare will cap beneficiary costs at $2,000 per year, indexed in future years to the rate of increase in Medicare costs. Further, the IRA restructures liability under Medicare Part D beginning in 2025, through a newly established Manufacturer Discount Program, which in part requires manufacturers to provide a 10% discount in the initial phase and 20% discount in the catastrophic phase for brand drugs. It is unclear how future healthcare reform measures of the Biden administration will impact the many different provisions of the ACA and IRA affecting the health system, the biopharmaceutical sector and our business. It is also likely that the IRA will put pressure on commercial insurers to reduce coverage or reimbursement of branded medicines.

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

Congress continues to seek new legislative and/or administrative measures to control drug costs. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the IRA directs the HHS Secretary to establish a Drug Price Negotiation Program, or Program, to lower prices for certain high-expenditure, single-source prescription drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for prescription drugs and at least 11 years for biologics when the drug or biologic, as applicable, is eligible for selection for the Program. Under the Program, the HHS Secretary will publish a list of “selected drugs,” and will then negotiate maximum fair prices with their manufacturers. The Program will be implemented in stages. Beginning in 2026, 10 Medicare Part D “selected drugs” will be subject to price negotiations. By 2029, and in subsequent years thereafter, the number will increase to 20 drugs and biologics covered under Medicare Part B and Part D. Agreements between HHS and manufacturers will remain in place until a drug or biologic is no longer considered a “selected drug” for negotiation purposes. Manufacturers who do not comply with the negotiated prices set under the Program will be subject to an excise tax based on a percentage of total sales of a “selected drug” up to 95%, or they have the option to withdraw from the Medicare and Medicaid markets. Orphan drugs approved for only one rare disease or condition, among others, are exempt from negotiation. Further, the IRA now requires manufacturers that increase prices of certain Medicare Part B and Part D drugs or biologics at a rate greater than inflation to pay rebates to CMS or be subject to civil monetary penalties. Inflation penalties for Part B drugs will be assessed beginning in the fall of 2025, and inflation penalties for Part D drugs will be assessed starting at the end of 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Program is currently subject to legal challenges. The IRA is likely to have a significant negative impact on the pharmaceutical industry.

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

Our medicines or any other medicine candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization, result in medicine re-labeling or withdrawal from the market or have a significant impact on customer demand.*

Undesirable side effects caused by any medicine candidate that we develop could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In our clinical trials that supported the initial U.S. approval of TEPEZZA for the treatment of TED, the most commonly reported treatment-emergent adverse events were muscle spasms, nausea, alopecia, diarrhea, fatigue, hyperglycemia, hearing impairment, dysgeusia, headache, dry skin, weight decreased, nail disorder, and menstrual disorders. While our post-marketing studies and pharmacovigilance reporting data have shown similar rates of hearing impairment as compared to the initial TEPEZZA pivotal clinical trials, which was reflected in the initial FDA-approved label, there have been third party reports that have purported to show higher rates of hearing impairment. In addition, an analysis of safety data as part of our ongoing pharmacovigilance program indicated a signal of hearing impairment events of greater severity, in limited cases, than those observed in the TEPEZZA pivotal clinical trials and described in the approved product label. Based on this analysis, we initiated discussions with the FDA regarding potential updates to the warnings and precautions, adverse reactions and patient counseling information sections of the TEPEZZA label as part of a supplemental biologic license application, or sBLA. On July 17, 2023, the FDA approved the sBLA to include additional information on hearing impairment, including the possibility of severe hearing impairment, which in some cases may be permanent. To the extent healthcare providers or patients become concerned with adverse events associated with TEPEZZA, including the potential for hearing impairment, it could negatively impact our ability to increase adoption of the medicine. With respect to KRYSTEXXA, the most commonly reported adverse reactions in the pivotal trial were gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. When administering KRYSTEXXA with methotrexate, the most commonly reported adverse events in the MIRROR randomized control trial were gout flares, arthralgia, COVID-19, nausea and fatigue. With respect to RAVICTI, the most common side effects are diarrhea, nausea, decreased appetite, gas, vomiting, high blood levels of ammonia, headache, tiredness and dizziness. With respect to UPLIZNA, the most common adverse reactions across both the randomized and open-label treatment in our N-MOmentum trial for UPLIZNA were urinary tract infection, nasopharyngitis, arthralgia, upper respiratory tract infection, headache, back pain, and infusion related reaction. The most common infections reported by treated patients in the randomized and open-label periods included urinary tract infection, nasopharyngitis, upper respiratory tract infection and influenza. In addition, three deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to UPLIZNA by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. The third death was due to COVID-19 pneumonia and was considered unrelated to UPLIZNA by the investigator. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of UPLIZNA in order to establish an adequate safety database. With respect to PROCYSBI, the most common side effects include vomiting, nausea, abdominal pain, breath odor, diarrhea, skin odor, fatigue, rash and headache. The most common side effects observed in pivotal trials for ACTIMMUNE were “flu-like” or constitutional symptoms such as fever, headache, chills, myalgia and fatigue.

The FDA or other comparable foreign regulatory authorities may also require, or we may undertake, additional clinical trials to support the safety profile of our medicines or medicine candidates.

In addition, we or others may identify undesirable side effects caused by our medicines or any other medicine candidate that we may develop that receives marketing approval, or there could be perceptions that the medicine is associated with undesirable side effects. For example, product liability suits have been filed against us alleging that TEPEZZA is defectively designed and/or that we failed to include proper warnings regarding potential adverse events associated with hearing impairment. As a result of any such events it is possible that:

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same medicine candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, we recently announced that daxdilimab failed to meet the primary endpoint in a Phase 2 clinical trial in systemic lupus erythematosus, and cannot guarantee that our trials of daxdilimab in other indications will have different outcomes. In addition, while we have announced that dazodalibep met the primary endpoint in a Phase 2 clinical trial in Sjögren’s syndrome in both populations and that we plan on initiating a Phase 3 development program in this indication, there is no assurance that dazodalibep will demonstrate similar results in the planned Phase 3 trials, or demonstrate successful results in our planned trial in focal segmental glomerulosclerosis. As another example, while TEPEZZA is approved in the United States in TED and we have also recently announced that TEPEZZA met the primary endpoint in a Phase 4 clinical trial in chronic/low CAS TED, there is no assurance that TEPEZZA will demonstrate similar results in our ongoing Phase 3 trial in chronic/low CAS TED in Japanese patients.

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

Our clinical trials have been and may also in the future be affected by public health epidemics or outbreaks. For example, while the clinical trial has since completed, we experienced enrollment delays in our TEPEZZA clinical trial in chronic/low CAS TED due to the impacts of the omicron variant of COVID-19. We also experienced enrollment delays in our UPLIZNA clinical trial in myasthenia gravis due to government ordered COVID-19 lockdowns in China, combined with other negative impacts related to the conflict in Ukraine. As a result, we expect topline data for our clinical trial of UPLIZNA in myasthenia gravis in 2024. The availability of supplies needed for the conduct of preclinical studies and clinical trials may be impacted by supply disruptions. For example, we depend on the availability of non-human primates to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of non-human primates available for drug development. If the shortage continues, this could substantially increase the cost of conducting our preclinical development and could also result in delays to our development timelines. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or health pandemics, and other natural or man-made disasters or business interruptions. While we carry insurance for certain of these events and have implemented disaster management plans and contingencies, the occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. We conduct significant management operations at both our global headquarters located in Dublin, Ireland and our U.S. office located in Deerfield, Illinois. If our Dublin or Deerfield offices were affected by a natural or man-made disaster or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on third-party manufacturers and suppliers to produce our medicines and third-party logistics partners to ship our medicines. Our ability to obtain commercial supplies of our medicines could be disrupted and our results of operations and financial condition could be materially and adversely affected if the operations of these third-party suppliers or logistics partners were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

Actual or threatened public health pandemics or outbreaks may adversely impact our industry, including the commercialization of our medicines, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.*

While many health organizations have declared that the COVID-19 pandemic has ended, the pandemic and previous actions to slow its spread had an adverse impact on our operations, including the commercialization of our medicines, and we cannot predict if or when other similar disease outbreaks will emerge that cause similar disruptions. The extent to which future pandemics may impact the commercialization of our medicines, our supply chain, our clinical trials, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the timing and duration of future pandemics, the transmissibility and severity of illness caused by future pandemics, the efforts by governments and businesses to contain the spread of future pandemics, business closures or business disruptions and the impact on the economy and capital markets.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct, or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, and ability to produce, sell and distribute our medicines. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks, malware, denial-of-service attacks, ransomware, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss or misuse of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Further, as the majority of our employees work remotely for some portion of their jobs, this has increased risk to our information technology systems and data with the utilization of network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020, which became effective January 1, 2023, expanded the CCPA’s requirements and establishes a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). In particular, the EEA and the UK have historically restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

A recent decision by the European Commission has implemented new laws approving transfers of personal data between the EU and the United States, known as the EU-US Data Privacy Framework, or Framework. The Framework establishes a legal basis for us to transfer personal data between the EU and the United States that is compliant with the EU GDPR, without the need to implement any additional safeguards. The Framework therefore represents an alternative opportunity for us to manage the export of data between the EEA and the U.S. and we are currently assessing our transfer strategy in light of these developments. All international data transfer mechanisms are subject to legal challenges, and there is no certainty that we can continue to rely on these measures to lawfully transfer personal data to the United States if the current legal position changes.

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

Product liability lawsuits may cause us to incur substantial liabilities or could require us to limit commercialization of our medicines.*

We face an inherent risk of product liability claims as a result of the commercial sales of our medicines and the clinical testing of our medicine candidates. In particular, we have been and may continue to be sued if any of our medicines or medicine candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. For example, several product liability suits have been filed against us alleging that TEPEZZA is defectively designed and/or that we failed to include proper warnings regarding potential adverse events associated with hearing impairment. While we intend to vigorously defend ourselves in the lawsuits, no assurance can be given as to the outcome of the litigation, whether additional similar lawsuits will be initiated or whether our insurance coverage will be adequate to cover the costs of the litigation or any resulting settlements or judgments. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and medicine candidates. Even a successful defense will require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.*

As of June 30, 2023, we had $2.6 billion book value, or $2.6 billion aggregate principal amount of indebtedness, including $2.0 billion in secured indebtedness.

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

At June 30, 2023, we had $2.5 billion of cash and cash equivalents consisting of cash, money market funds, time deposits and U.S. federal government securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2023, no assurance can be given that deterioration in conditions of the global credit and financial markets or bank failures would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Sales of a substantial number of our ordinary shares in the public market could cause our share price to decline.*

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of such ordinary shares could decline. In addition, our ordinary shares that are either subject to outstanding options, RSUs and PSUs or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and the Securities Act of 1933, as amended. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

10.1*

Amendment No. 10 to the License Agreement, dated May 22, 2023, by and among F. Hoffmann-La Roche Ltd, Hoffman-La Roche Inc. and Horizon Therapeutics Ireland DAC (as successor in interest to River Vision Development Corp).

10.2

Amendment No. 10, dated June 16, 2023, to the Credit Agreement, dated May 7, 2015, as amended, by and among Horizon Therapeutics USA, Inc., as Borrower, Horizon Therapeutics Public Limited Company, as Irish Holdco and a guarantor, the subsidiary guarantors party thereto, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

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

HORIZON THERAPEUTICS PLC

Date: August 8, 2023	By:	/s/ Timothy P. Walbert
Timothy P. Walbert
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Aaron L. Cox
Aaron L. Cox
Executive Vice President, Chief Financial Officer (Principal Financial Officer)